Form 10QSB
period 2000-06-30
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2000-08-14
CIK 1110568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 1O-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _______ to _______.

         Commission File Number __________________

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            TEXAS                                      75- 2197372
---------------------------------            ---------------------------------
(State or other jurisdiction                 IRS Employer Identification Number
of incorporation or organization)

                   541 STERLING DRIVE, RICHARDSON, TEXAS 75081
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (972) 669-0591
                                 --------------
                           (Issuer's telephone number)

                                       N/A
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No   X
     ---       ---

There were 6,250,084 shares of the registrant's common stock outstanding as of August 14, 2000.

Transitional Small Business Disclosure Format (Check One:)

Yes        No   X
     ---       ---

               MICROWAVE TRANSMISSION SYSTEMS, INC. AND SUBSIDIARY

                                      INDEX


PART I. FINANCIAL INFORMATION                                              Page
                                                                           ----
Item 1. - Consolidated Financial Statements                                  1

Consolidated Balance Sheets                                                  1
Consolidated Statements of Income                                            3
Consolidated Statements of Cash Flows                                        4
Notes to Financial Statements                                                6

ITEM 2. - Management's Discussion and Analysis of
             Financial Condition or Plan of Operation:                       7

PART II - OTHER INFORMATION                                                  12

Item 1. - Legal Proceedings                                                  12

Item 2. - Changes in Securities                                              12

Item 3. - Defaults Upon Senior Securities                                    12

Item 4. - Submission of Matters to a Vote of Security Holders                12

Item 5. - Other Information                                                  12

Item 6. - Exhibits and Reports on Form 8-K                                   13

Signature Page                                                               14

Index to Exhibits                                                            15


                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

                                                   (Unaudited)
                                                     June 30,       December 31,
                                                       2000             1999
                                                   ------------     ------------
Current assets
    Cash and cash equivalents                      $     63,091     $     22,445
    Marketable securities, available for sale            77,728               --
    Accounts receivable, trade                        1,292,612        1,243,759
    Related party receivables                            52,510           25,904
    Due from affiliates                                  64,265          233,090
    Employee advances                                    21,184           12,830
    Jobs in progress                                    296,228          150,978
    Prepaid and other current assets                     14,862           18,835
    Notes receivable - related parties                   35,466           14,763
                                                   ------------     ------------
              Total current assets                    1,917,946        1,722,604

Property and equipment, net                             544,768          544,412

Non-current notes receivable - related parties          327,326          203,566
                                                   ------------     ------------
                  Total assets                     $  2,790,040     $  2,470,582
                                                   ============     ============

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Continued)



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                                         (Unaudited)
                                                                           June 30,        December 31,
                                                                             2000              1999
                                                                         ------------      ------------
Current liabilities
    Borrowings on line of credit                                         $    260,000      $    400,806
    Current portion of long-term debt                                          85,372            65,940
    Accounts payable                                                          295,877            40,587
    Accrued liabilities                                                       227,298           333,831
    Income taxes payable                                                      223,597            56,041
    Deferred tax liability - current                                               --           408,067
                                                                         ------------      ------------
              Total current liabilities                                     1,092,144         1,305,272

Income taxes payable, non-current                                              11,449                --
Deferred tax liability - non-current                                          346,856             9,761
Long-term debt, less current portion                                           56,111            44,598
                                                                         ------------      ------------
                  Total liabilities                                         1,506,560         1,359,631
                                                                         ------------      ------------

Shareholders' equity
    Preferred stock, $0.001 par value; 10,000,000 shares authorized;
      none issued and outstanding                                                  --                --
    Common stock $0.001 par value; 40,000,000 shares authorized;
      6,250,084 shares issued and outstanding                                   6,250             6,250
    Additional paid-in capital                                                 (5,250)           (5,250)
    Accumulated other comprehensive income (loss)                              (2,272)               --
    Retained earnings                                                       1,284,752         1,109,951
                                                                         ------------      ------------
                  Total shareholders' equity                                1,283,480         1,110,951
                                                                         ------------      ------------
              Total liabilities and shareholders' equity                 $  2,790,040      $  2,470,582
                                                                         ============      ============

                                    MICROWAVE TRANSMISSION SYSTEMS, INC.
                                               AND SUBSIDIARY

                                      CONSOLIDATED STATEMENTS OF INCOME

                                                        (Unaudited)                          (Unaudited)
                                                Three months ended June 30,           Six months ended June 30,
                                                  2000              1999              2000              1999
                                              ------------      ------------      ------------      ------------

Net sales                                     $  1,751,217      $  1,988,080      $  3,228,319      $  3,215,866
Cost of sales                                    1,086,675         1,108,405         2,046,207         1,816,195
                                              ------------      ------------      ------------      ------------

         Gross profit                              664,542           879,675         1,182,112         1,399,671

Operating expenses                                 500,874           360,993           892,930           697,671
                                              ------------      ------------      ------------      ------------

         Operating income                          163,668           518,682           289,182           702,000

Interest income from related parties                 5,314                --            11,587             1,740

Other income from related parties                   54,543            28,118            91,557            46,110

Interest expense                                    (6,011)           (5,666)           (8,559)          (13,628)
                                              ------------      ------------      ------------      ------------

         Income before taxes                       217,514           541,134           383,767           736,222

Provision for income taxes
      Current                                       76,451            47,178           268,489           237,573

      Deferred                                          --           145,943           (59,523)          100,146
                                              ------------      ------------      ------------      ------------
                                                    76,451           193,121           208,966           337,719
                                              ------------      ------------      ------------      ------------

         Net income                           $    141,063      $    348,013      $    174,801      $    398,503
                                              ============      ============      ============      ============

Net earnings per common share - basic
   and diluted                                $       0.02      $       0.06      $       0.03      $       0.07
                                              ============      ============      ============      ============

Weighted average number of common
   shares outstanding - basic and diluted        6,250,084         5,750,000         6,250,084         5,750,000
                                              ============      ============      ============      ============

                                MICROWAVE TRANSMISSION SYSTEMS, INC.
                                           AND SUBSIDIARY

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         (Unaudited)         (Unaudited)
                                                                       Six months ended    Six months ended
                                                                        June 30, 2000       June 30, 1999
                                                                        --------------      --------------
Cash flows from operating activities
    Net income from operations                                          $      174,801      $      398,503
    Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                          70,423             104,474
         Gain on disposal or sale of property and equipment                     (5,000)                 --
         Deferred income tax provision                                         (59,523)            100,146
         Changes in operating assets and liabilities:
              Accounts receivable - trade                                      (48,853)            (70,627)
              Related party receivables                                        (26,606)            (55,618)
              Employee advances                                                 (8,354)              7,563
              Jobs in progress                                                (145,250)            (16,256)
              Prepaid and other current assets                                   3,973              12,214
              Accounts payable                                                 255,290              42,883
              Accrued liabilities                                             (106,533)           (236,575)
              Income taxes payable/receivable                                  167,556             237,089
                                                                        --------------      --------------
                        Cash flows provided by operating activities            271,924             523,796
                                                                        --------------      --------------

Cash flows from investing activities
    Purchases of property and equipment                                        (51,694)           (229,725)
    Proceeds from sale of property and equipment                                30,000                  --
    Issuance of notes receivable                                              (146,000)                 --
    Payments received on notes receivable                                       30,533               9,000
    Advances to affiliates                                                    (350,083)           (224,200)
    Payments received on advances to affiliates                                518,908             412,419
    Purchase of marketable securities                                          (80,000)                 --
                                                                        --------------      --------------

              Cash flows used in investing activities                          (48,336)            (32,506)
                                                                        --------------      --------------

Cash flows from financing activities
         Payments on capital leases                                                 --             (33,771)
         Proceeds from line of credit                                          410,000             295,000
         Payments on line of credit                                           (550,806)           (645,000)
         Borrowings of long-term debt                                               --              64,688
         Repayment of long-term debt                                           (42,136)            (40,786)
                                                                        --------------      --------------
              Cash flows used by financing activities                         (182,942)           (359,869)
                                                                        --------------      --------------

Net increase in cash                                                            40,646             131,421

Cash, beginning of period                                                       22,445              18,585
                                                                        --------------      --------------

Cash, end of period                                                     $       63,091      $      150,006
                                                                        ==============      ==============

                                MICROWAVE TRANSMISSION SYSTEMS, INC.
                                           AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                              (Unaudited)         (Unaudited)
                                                                              Six months          Six months
                                                                                 ended               ended
                                                                               June 30,            June 30,
                                                                                 2000                1999
                                                                             ------------        ------------
Supplemental disclosures for cash flow information:
    Cash paid during the period for:
      Interest                                                               $      8,559        $     13,628
                                                                             ============        ============

      Income taxes                                                           $     53,000        $         --
                                                                             ============        ============


Supplemental non-cash financing and investing activities:
    Note received from sale of property and equipment                        $     28,996       $          --
                                                                             ============       =============

    Purchase of property and equipment with long-term debt                   $     73,081       $          --
                                                                             ============       =============















                                              5
note 1

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

         The interim condensed consolidated financial statements included herein have been prepared by Microwave Transmission Systems, Inc. ("MTSI") or ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the years ended December 31, 1999 and 1998. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  COMPREHENSIVE INCOME

         Comprehensive income consists of unrealized losses on available for sale marketable securities and totaled $2,272 and $0 for the six months ended June 30, 2000 and 1999, respectively.

NOTE 3.  LINE OF CREDIT

         On June 14, 2000 the Company renewed its existing line of credit. The renewed line of credit provides for maximum borrowings of $500,000 with interest at the lender's prime rate plus 0.5% and is due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

         Except for the historical information contained herein, the matters discussed below contain forward-looking statements which involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The Company expressly disclaims any obligation to update this information or publicly release any revision or reflect events or circumstances after the date of this report. Such factors include among others: our ability to achieve or sustain profitability; our limited operating history; significant client concentration; the fact that our client contracts are either short-term or terminable with minimal notice; business conditions in our industry generally; the impact of market competitors and their service offerings; and such other factors that are more fully described in the Company's Registration Statement on Form 10-SB/A as filed with the Securities and Exchange Commission on May 23, 2000.

         THE COMPANY

         Microwave Transmission Systems, Inc. is a Texas corporation, a holding company and the sole shareholder of MTSI, Inc., a Texas corporation ("MTSI"), an independent builder of wireless communications infrastructure in the United States and internationally. Our sole asset is the stock of MTSI, and all references herein to "we," "us" or "our" with respect to our business operations refer to the combined business operations of Microwave Transmission Systems, Inc. and MTSI, unless specifically stated otherwise. Our principal executive offices are located at 541 Sterling Drive, Richardson, Texas 75081 and our telephone number is 972/669-6591.

         Our revenue is currently generated primarily by our site development and tower construction services. We have participated in the development of more than 1,000 antennae sites in the major wireless markets in the United States. Our site development service business is an "end-to-end" service offering design, construction and operating expertise to a range of wireless service providers. Site development services include: network pre-design, communication site selection, communication site acquisition, local zoning and permitting, and site construction and antennae installation.

         We are currently attempting to use our current presence in the site development services business, our existing national field organization and our relationships with wireless service providers to expand into the ownership and leasing of communication sites. Our growth strategy is to lease antennae space to multiple tenants on towers that we will construct or acquire. We believe that our build-to-suit program will provide an integrated solution to those wireless service providers seeking to minimize their capital expenditures, overhead and time associated with the build-out and on-going maintenance of their wireless network infrastructure.

THREE-MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE-MONTHS ENDED JUNE 30, 1999

         Revenues: Total revenues for the three months ended June 30, 2000 were $1,751,217 a decrease of 11.9% compared to revenues of $1,988,080 for the same period in 1999. The decrease in revenues was due largely to jobs in process.

         Management expects that the current accelerated build-out of the wireless infrastructure will continue over the long-term, which would positively impact our revenue. Management does not know of any other known trends or events which are reasonably likely to have a material impact on our revenues.

         Cost of Sales: Cost of sales decreased from $1,108,405 to $1,086,675 or 2.0% from the three month period June 30, 2000 to June 30, 1999 due primarily to the increase in jobs in process and the net of the following increases or decreases:

- Direct labor costs decreased from $685,956 to $651,268 or 5.1% primarily due to increases in labor utilization. As a percentage of revenue, these costs decreased from 34.5% in 1999 to 37.2% in 2000.

- Job travel expenses decreased from $88,854 to $40,568 or 54.3% primarily due to more efficient use of local personnel.

- Material costs increased from $99,631 to $444,841 or 346.5% primarily due to meeting customers demands of a turnkey construction solution. The increase of related revenue for the same period is 298.7%. Total material revenue for the three months ended June 30, 2000 was $342,249 compared to $85,843 for the same period in 1999.

         Gross Profit: Gross profit decreased from $879,675 to $664,542 or 24.5% for the three months ended June 30, 2000 due to the large number of jobs in process at June 30, 2000.

         Operating expense: Operating expenses increased from $360,993 to $500,874 or 38.7% in the three months ended June 30, 2000.

         Other income and interest expense: Interest expense increased from $5,666 to $6,011 or 6.1% for the three month period June 30, 2000 to June 30, 1999. Interest income from related parties increased from zero to $5,314 for the three month period from June 30, 2000 to June 30, 1999. This increase was primarily due to increased funding to related parties. Management fees from related parties increased from $28,118 to $54,543 or 94% for the three month period from June 30, 2000 to June 30, 1999. This was primarily due to the increase of revenue by related parties.

         Income Tax Expense: Income tax expense was $193,121 for the three month period ended June 30, 1999 compared to $76,451 for the three month period ended June 30, 2000. The decrease is directly attributable to the decrease of pre tax earnings.

         Net Income: The Company recorded a net profit of $141,063 or ($.02) per share for the three months period ended June 30, 2000 as compared to a net profit of $348,013 or ($.06) per share for the three month period ended June 30, 1999. Before income tax, income was $217,514 and $541,134, respectively.

SIX-MONTHS ENDED JUNE 30, 2000 COMPARTED TO SIX-MONTHS ENDED JUNE 30, 1999

         Revenues: Total revenues for the six months ended June 30, 2000 were $3,228,319 an increase of 0.4% compared to revenues of $3,215,866 for the same period in 1999. The increase in revenues was due largely to the continued accelerated build out of the wireless infrastructure. We expect the accelerated build out of the wireless infrastructure to continue through the year 2000.

         Management expects that the current accelerated build-out of the wireless infrastructure will continue over the long-term, which would positively impact our revenue. Management does not know of any other known trends or events which are reasonably likely to have a material impact on our revenues.

         Cost of Sales: Cost of sales increased from $1,816,195 to $2,046,207 or 12.66% from June 30, 2000 to June 30, 1999 due primarily to the increase in related sales and the net of the following increases or decreases:

- Direct labor costs increased from $1,119,501 to $1,161,202 or 3.72% primarily due to increases in labor utilization and the hiring of more subcontractors to meet customer demands for turnkey construction solutions. As a percentage of revenue, these costs decreased from 34.8% in 1999 to 36% in 2000.

- Job travel expenses decreased from $142,425 to $69,497 or 51.2% primarily due to more efficient use of local personnel.

- Material costs increased from $172,108 to $557,633 or 224% primarily due to meeting customers demands of a turnkey construction solution. The increase of related revenue for the same period is 129.7%. Total material revenue for the six months ended June 30, 2000 was $469,874 compared to $204,517 for the same period in 1999.

     Gross Profit: Gross profit decreased from $1,399,671 to $1,182,112 or 15.5% for the six months ended June 30, 2000 due to the increases in direct labor and material costs for the six months ended June 30, 2000.

     Operating expense: Operating expenses increased from $697,671 to $892,930 or 28% in the six months ended June 30, 2000.

     Other income and interest expense. Interest expense decreased from $13,628 to $8,559 or 37.2% from June 30, 2000 to June 30, 1999. Interest income from related parties increased from $1,740 to $11,587 or 565.9% from June 30, 2000 to June 30, 1999. This increase was primarily due to increased funding to related parties. Management fees from related parties increased from $46,110 to $91,557 or 98.6% from June 30, 2000 to June 30, 1999. This was primarily due to the increase of revenue by related parties.

     Income Tax Expense: Income tax expense decreased from $337,719 to $208,966 or 38.1% for the six months ended June 30, 2000. The decrease is directly attributable to the decrease of pre-tax earnings.

         Net Income: The Company recorded a net profit of $174,801 or ($.03) per share for the six months ended June 30, 2000 as compared to a net profit of $398,503 or ($.07) per share for the six months ended June 30, 1999. Before income tax, income was $383,767 and $736,222, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had a working capital surplus of $825,802 at the end of June 30, 2000, as compared to a surplus of $417,332 at the end of December, 1999. The increase in our working capital ratio and working capital is primarily due to an increase in cash collections.

         The Company previously had a $450,000 line of credit, which we had paid down in full at March 31, 2000. Drawings available under the line of credit were increased to $500,000 as of June 14, 2000. The line of credit borrowings are due on demand and bear interest at the lender's prime rate plus 0.5%.

         Management believes that cash flow provided by operations and availability on our line of credit, supplemented by our positive cash position, will be adequate to meet our need to sustain moderate growth. Management believes that we will be able to increase our borrowing limits under our line of credit. Management also believes that we are capable of borrowing additional amounts to acquire equipment and of raising capital through the sale of our stock. Some or all of these resources may be utilized to fund additional growth opportunities.

         Management believes that our capital resources and/or our ability to raise additional capital resources are sufficient for our needs through the end of 2001.

         Cash flows from operating activities: Cash provided by operating activities for the six months ended June 30, 1999 was $523,796 compared to cash provided by operating activities of $271,924 for the six months ended June 30, 2000. The decrease results from reduced net income and other net changes in operating assets and liabilities.

         Cash flows from investing activities: Cash used in investing activities increased from $32,506 to $48,336 or 48.7% from June 30, 1999 the June 30, 2000. This is primarily due to the issuance of notes receivable in the amount of $146,000; advances to affiliates of $350,083 and the purchase of $80,000 of marketable securities.

         Cash flows from financing activities: Cash used in financing activities decreased from $359,869 to $182,942 or 49.2% from June 30, 1999 to June 30, 2000. This is primarily due to proceeds from the line of credit in the amount of $410,000 less the payments of $550,806 and the repayment of long-term debts.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not a party to any such legal proceedings, the adverse outcome of which, individually or taken together with all other legal proceedings, is expected to have a material adverse effect on our prospects, financial condition or result of operations.

ITEM 2.  CHANGES IN SECURITIES

         (a)      None.

         (b)      None.

         (c)      None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      None.

         (b)      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits


EXHIBIT NO.                        DESCRIPTION
-----------                        -----------

            The following documents are filed as exhibits to this Form 10-QSB.

3.1         Articles of Incorporation of Microwave Transmission Systems, Inc. (with amendments).*

3.2         Restated Bylaws of Microwave Transmission Systems, Inc.*

6.1         Stock Exchange Agreement by and among Microwave Transmission Systems,
            Inc., the Sole Shareholder of Microwave Transmission Systems, Inc., RBS
            Acquisition Corp., and Halter Financial Group, Inc. dated August 6,
            1999.*

6.2         Consulting Agreement by and between Microwave Transmission Systems,
            Inc. and Halter Financial Group, Inc. dated July 29, 1999.*

6.3         Commercial Lease Agreement dated January 17, 1996 by and between
            Microwave Transmission Systems, Inc. (now MTSI, Inc.) and P. David
            Spurlin.*

6.4         Lease Agreement dated April 1, 1999 by and between Microwave
            Transmission Systems, Inc. (now MTSI, Inc.) and P. David Spurlin.*

27.1        Financial Data Schedule (filed herewith).

            *Previously filed with the Company's Registration Statement on Form
            10-SB/A as filed with the Securities and Exchange Commission on May 23,
            2000.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2000                NAME OF COMPANY



                                     By:   /s/ Preston David Spurlin
                                        ---------------------------------------
                                        Preston David Spurlin
                                        President and Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

3.1         Articles of Incorporation of Microwave Transmission Systems, Inc. (with amendments).*

3.2         Restated Bylaws of Microwave Transmission Systems, Inc.*

6.1         Stock Exchange Agreement by and among Microwave Transmission Systems,
            Inc., the Sole Shareholder of Microwave Transmission Systems, Inc., RBS
            Acquisition Corp., and Halter Financial Group, Inc. dated August 6,
            1999.*

6.2         Consulting Agreement by and between Microwave Transmission Systems,
            Inc. and Halter Financial Group, Inc. dated July 29, 1999.*

6.3         Commercial Lease Agreement dated January 17, 1996 by and between
            Microwave Transmission Systems, Inc. (now MTSI, Inc.) and P. David
            Spurlin.*

6.4         Lease Agreement dated April 1, 1999 by and between Microwave
            Transmission Systems, Inc. (now MTSI, Inc.) and P. David Spurlin.*

27.1        Financial Data Schedule (filed herewith).

            *Previously filed with the Company's Registration Statement on Form
            10-SB/A as filed with the Securities and Exchange Commission on May 23,
            2000.
