Form 10QSB
period 2000-09-30
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2000-11-13
CIK 1110568

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 1O-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from        to
                                                             -------    -------
         Commission File Number
                               -------------

                         MICROWAVE TRANSMISSION SYSTEMS,INC.
--------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

            TEXAS                                       75-2197372
---------------------------------           ----------------------------------
State or other jurisdiction                 IRS Employer Identification Number
of incorporation or organization)


                   541 STERLING DRIVE, RICHARDSON, TEXAS 75081
                   -------------------------------------------
                    (Address of Principal Executive Offices)

                                 (972) 669-0591
                                  -------------
                           (Issuer's telephone number)


                                      N/A
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                           if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        No  X
   ----      ----

There were 6,335,084 shares of the registrant's common stock outstanding as of November 13, 2000.


Transitional Small Business Disclosure Format (Check One:)

Yes        No  X
    ----     ----

               MICROWAVE TRANSMISSION SYSTEMS, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION
                                                                                                 Page
                                                                                                 ----

ITEM 1. - Consolidated Financial Statements                                                       2
Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December 31, 1999               2

Consolidated Statements of Operations (Unaudited)                                                 4

Consolidated Statements of Cash Flows (Unaudited)                                                 5

Notes to Consolidated Financial Statements (Unaudited)                                            7


ITEM 2. - Management's Discussion and Analysis of
          Financial Condition or Plan of Operation:                                               8


PART II - OTHER INFORMATION                                                                      13

Item 1. - Legal Proceedings
                                                                                                 13

Item 2. - Changes in Securities                                                                  13

Item 3. - Defaults Upon Senior Securities                                                        13

Item 4. - Submission of Matters to a Vote of Security Holders                                    13

Item 5. - Other Information                                                                      14

Item 6. - Exhibits and Reports on Form 8-K                                                       14

Signature Page                                                                                   15

Index to Exhibits                                                                                16

ITEM 1.           CONSOLIDATED FINANCIAL STATEMENTS

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              (Unaudited)
                                                                              September 30,      December 31,
                                                                                 2000                1999
                                                                             ------------        ------------
Current assets
    Cash and cash equivalents                                                $     42,806        $     22,445
    Marketable securities, available for sale                                      16,239                   -
    Accounts receivable, trade, net of allowance for doubtful
      accounts of $35,174 (unaudited) and $0, respectively                      2,317,806           1,243,759
    Related party receivables                                                       2,325              25,904
    Due from affiliates                                                            15,502             233,090
    Employee advances                                                              14,508              12,830
    Jobs in progress                                                              105,696             150,978
    Prepaid and other current assets                                               12,041              18,835
    Notes receivable - related parties                                             28,721              14,763
                                                                             ------------        ------------
              Total current assets                                              2,555,644           1,722,604

Property and equipment, net                                                       692,533             544,412

Non-current notes receivable - related parties                                    290,759             203,566
                                                                             ------------        ------------

              Total assets                                                   $  3,538,936        $  2,470,582
                                                                             ============        ============

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              (Unaudited)
                                                                              September 30,      December 31,
                                                                                 2000                1999
                                                                             ------------        ------------
Current liabilities
    Borrowings on line of credit                                             $    200,000        $    400,806
    Current portion of long-term debt                                             115,608              65,940
    Accounts payable                                                              319,031              40,587
    Accrued liabilities                                                           304,851             333,831
    Income taxes payable                                                          449,918              56,041
    Deferred tax liability - current                                                    -             408,067
                                                                             ------------        ------------
              Total current liabilities                                         1,389,408           1,305,272

Deferred tax liability - non-current                                              367,588               9,761
Long-term debt, less current portion                                               87,679              44,598
                                                                             ------------        ------------

              Total liabilities                                                 1,844,675           1,359,631
                                                                             ------------        ------------

Shareholders' equity
    Preferred stock, $0.001 par value; 10,000,000 shares authorized;
      none issued and outstanding                                                       -                   -
    Common stock $0.001 par value; 40,000,000 shares authorized;
      6,325,084 (unaudited) and 6,250,084 shares issued and
      outstanding, respectively                                                     6,325               6,250
    Additional paid-in capital                                                     50,925              (5,250)
    Accumulated other comprehensive income                                         13,239                   -
    Retained earnings                                                           1,623,772           1,109,951
                                                                             ------------        ------------

              Total shareholders' equity                                        1,694,261           1,110,951
                                                                             ------------        ------------

              Total liabilities and shareholders' equity                     $  3,538,936        $  2,470,582
                                                                             ============        ============

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        (Unaudited)                          (Unaudited)
                                             Three months ended September 30,       Nine months ended September 30,

                                                   2000          1999                   2000             1999
                                               ------------   ------------          ------------     -------------
Net sales                                      $  3,005,259   $  1,294,427          $  6,233,578     $   4,510,293
Cost of sales                                     1,979,971        910,471             4,026,178         2,726,666
                                               ------------   ------------          ------------     -------------

         Gross profit                             1,025,288        383,956             2,207,400         1,783,627

Operating expenses                                  497,402        707,759             1,390,332         1,405,430
                                               ------------   ------------          ------------     -------------

         Operating income (loss)                    527,886       (323,803)              817,068           378,197

Interest income from related parties                  7,191            168                18,778             1,908
Other income from related parties                    48,578         31,297               140,135            77,407
Interest expense                                     (9,031)        (4,892)              (17,590)          (18,520)
                                               ------------   ------------          ------------     -------------

         Income (loss) before taxes                 574,624       (297,230)              958,391           438,992

Provision for income taxes
    Current                                         226,321        (61,017)              494,810           176,556
    Deferred                                          9,283        (97,592)              (50,240)            2,554
                                               ------------   ------------          ------------     -------------
                                                    235,604       (158,609)              444,570           179,110
                                               ------------   ------------          ------------     -------------

         Net income (loss)                     $    339,020   $   (138,621)         $    513,821     $     259,882
                                               ============   ============          ============     =============

Net income (loss) per common share - basic
   and diluted                                 $       0.05   $      (0.02)         $       0.08     $        0.05
                                               ============   ============          ============     =============


Weighted average number of common
   shares outstanding - basic and diluted         6,275,356      5,782,614             6,258,569         5,760,991
                                               ============   ============          ============     =============

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              (Unaudited)         (Unaudited)
                                                                              Nine months         Nine months
                                                                                 ended               ended
                                                                             September 30,       September 30,
                                                                                 2000                1999
                                                                             ------------        ------------
Cash flows from operating activities
    Net income from operations                                               $    513,821        $   259,882
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                               105,938            161,596
      Common stock issued as compensation                                          56,250                  -
      Gain on disposal or sale of property and equipment                          (27,000)                 -
      Deferred income taxes                                                       (50,240)             2,554
      Bad debt expense (credit)                                                    35,174            (38,302)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                            (1,109,221)           112,628
        Related party receivables                                                  23,579                  -
        Employee advances                                                          (1,678)            (7,653)
        Jobs in progress                                                           45,282           (224,528)
        Prepaid and other current assets                                            6,794             20,297
        Accounts payable                                                          278,444            170,818
        Accrued liabilities                                                       (28,980)           (19,859)
        Income taxes payable/receivable                                           393,877            176,072
                                                                             ------------        -----------
              Cash flows provided by operating activities                         242,040            613,505
                                                                             ------------        -----------

Cash flows from investing activities
    Purchases of property and equipment                                          (130,844)          (231,262)
    Proceeds from sale of property and equipment                                   43,913                  -
    Issuance of notes receivable                                                 (150,655)          (102,004)
    Payments received on notes receivable                                          78,500             11,730
    Advances to affiliates                                                       (495,083)          (249,500)
    Payments received on advances to affiliates                                   712,671            401,525
    Purchase of marketable securities                                             (80,000)                 -
    Proceeds from sale of marketable securities                                    77,000                  -
                                                                             ------------        -----------
              Cash flows provided by (used in) investing activities                55,502           (169,511)
                                                                             ------------        -----------

Cash flows from financing activities
    Payments on capital leases                                                          -            (41,486)
    Proceeds from line of credit                                                  510,000            295,000
    Payments on line of credit                                                   (710,806)          (645,000)
    Borrowings of long-term debt                                                        -             80,726
    Repayment of long-term debt                                                   (76,375)           (63,096)
                                                                             ------------        -----------
              Cash flows used by financing activities                            (277,181)          (373,856)
                                                                             ------------        -----------

Net increase in cash and cash equivalents                                          20,361             70,138

Cash and cash equivalents, beginning of period                                     22,445             18,585
                                                                             ------------        -----------

Cash and cash equivalents, end of period                                     $     42,806        $    88,723
                                                                             ============        ===========

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                              (Unaudited)        (Unaudited)
                                                                              Nine months        Nine months
                                                                                 ended               ended
                                                                             September 30,       September 30,
                                                                                 2000                1999
                                                                             ------------        ------------
Supplemental disclosures for cash flow information:
  Cash paid during the period for:
      Interest                                                               $     17,590        $    18,520
                                                                             ============        ===========

      Income taxes                                                           $     53,000        $       484
                                                                             ============        ===========


Supplemental non-cash financing and investing activities:
    Note received from sale of property and equipment                        $     28,996        $    13,363
                                                                             ============        ===========

    Purchase of property and equipment with long-term debt                   $    169,124        $         -
                                                                             ============        ===========

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by Microwave Transmission Systems, Inc. ("MTSI") or ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the years ended December 31, 1999 and 1998. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

NOTE 2.  COMPREHENSIVE INCOME

Comprehensive income consists of unrealized losses on available for sale marketable securities and totaled $13,239 and $0 for the nine months ended September 30, 2000 and 1999, respectively.

NOTE 3.  LINE OF CREDIT

On June 14, 2000 the Company renewed its existing line of credit. The renewed line of credit provides for maximum borrowings of $500,000 with interest at the lender's prime rate plus 0.5% and is due on demand.

NOTE 4.  EMPLOYEE STOCK BONUS

On August 30, 2000, the Company issued 75,000 shares of common stock as a bonus to Company employees. The fair value of the stock ($56,250) was recorded as compensation.

NOTE 5.  MARKETABLE SECURITIES

All marketable securities are defined as available-for-sale securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

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

THREE-MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE-MONTHS ENDED SEPTEMBER 30, 1999

Revenues: Total revenues for the three months ended September 30, 2000 were $3,005,259 an increase of 132.2% compared to revenues of $1,294,427 for the same period in 1999. The increase in revenues was due largely to the accelerated build-out of the wireless infrastructure, driven by increasing market demand. Also, we now purchase more of our material directly and bill it to the customer. In prior periods the customer provided a larger percentage of the materials cost. The Company's steady revenue growth is a result of increasing market position, a strong customer base, supported by outstanding employees, significant capacity, and strong customer service. We expect the accelerated build out of the wireless infrastructure to continue through the year 2000.

Management expects that the current accelerated build-out of the wireless infrastructure will continue over the long-term, which would positively impact our revenue. Management does not currently know of any other known trends or events which are reasonably likely to have a material impact on our revenues.

Cost of Sales: Cost of sales increased from $910,471 to $1,979,971 or 117.5% from the three month period September 30, 1999 to September 30, 2000, respectively, due primarily to the decrease in jobs in process and the net of the following increases or decreases:

- Direct labor costs increased from $645,746 to $669,446 or 3.7% primarily due to the increased number of jobs for the three months ended September 30, 2000 as compared to the same period in 1999. As a percentage of revenue, these costs decreased from 49.9% in 1999 to 22.3% in 2000.

- Job travel expenses decreased from $87,675 to $79,443 or 9.4% primarily due to more efficient use of local personnel.

- Material costs increased from $145,669 to $700,619 or 381.0% primarily due to meeting customers demands of a turnkey construction solution. The increase of related revenue for the same period is 1279.0%. Total material revenue for the three months ended September 30, 2000 was $968,086 compared to $70,204 for the same period in 1999.

Gross Profit: Gross profit increased from $383,956 to $1,025,288 or 167.0% due to the large numbers of jobs completed in the three months ended September 30, 2000 as compared to the same period in the prior year. Management believes its 34% gross margin reflects the current strength of the Company, and its operations capabilities.

Operating Expenses: Operating expenses decreased from $707,759 to $497,402 or 29.7% in the three months ended September 30, 2000. The decrease occurred primarily in the areas of travel, bonuses, and professional fees. Out of state travel decreased significantly; the Texas-based Company has increased its work in Texas by over 20%, thus reducing travel expenses. A large bonus was paid-out to employees in the prior year on a large project - a similar distribution did not occur in this quarter. Significant professional fees were associated with the prior year's reverse merger process. Additional reductions occurred in the areas of miscellaneous direct expenses and depreciation expense.

Other Income and Interest Income and Expense: Interest expense increased from $4,892 to $9,031 or 84.6% for the three month periods ended September 30, 1999 and September 30, 2000, respectively. Interest income from related parties increased from $168 to $7,191 for the three month periods ended September 30, 1999 and September 30, 2000, respectively. This increase was primarily due to increased funding to related parties. Management fees from related parties increased from $31,297 to $48,578 or 55.2% for the three month periods ended September 30, 1999 and September 30, 2000, respectively. This was primarily due to the increase of revenue by related parties.

Income Tax Expense: The Company recorded an income tax benefit of $61,017 for the three month period ended September 30, 1999 compared to an expense of $226,321 for the three month period ended September 30, 2000. The increase is directly attributable to the increase of pre tax earnings.

Net Income: The Company recorded net income of $339,020 or $0.05 per share for the three month period ended September 30, 2000 as compared to a net loss of $138,621 or ($0.02) per share for the three month period ended September 30, 1999. Before income taxes, income was $574,624 and $(297,230), respectively.

NINE-MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE-MONTHS ENDED SEPTEMBER 30, 1999

Revenues: Total revenues for the nine months ended September 30, 2000 were $6,233,578 an increase of 38.2% compared to revenues of $4,510,293 for the same period in 1999. The increase in revenues was due largely to the continued accelerated build out of the wireless infrastructure, driven by increasing market demand. Also, we now purchase more of our material directly and bill it to the customer. In prior periods the customer provided a larger percentage of the materials cost. Total increased revenue related to billing customers for materials during the nine months ended September 30, 2000 compared to September 30, 1999 was approximately $1.2 million. The Company's steady revenue growth is a result of increasing market position, a strong customer base, supported by outstanding employees, significant capacity, and strong customer service. We expect the accelerated build out of the wireless infrastructure to continue through the year 2000.

Management expects that the current accelerated build-out of the wireless infrastructure will continue over the long-term, which would positively impact our revenue. Management does not currently know of any other known trends or events which are reasonably likely to have a material impact on our revenues.

Cost of Sales: Cost of sales increased from $2,726,666 to $4,026,178 or 47.7% from September 30, 1999 to September 30, 2000, respectively due primarily to the increase in related sales and the net of the following increases or decreases:

- Direct labor costs increased from $1,765,247 to $1,810,750 or 2.6% primarily due to increases in labor utilization and the hiring of more subcontractors to meet customer demands for turnkey construction solutions. As a percentage of revenue, these costs decreased from 39.1% in 1999 to 29.0% in 2000.

- Job travel expenses decreased from $230,100 to $148,940 or 35.3% primarily due to more efficient use of local personnel.

- Material costs increased from $317,777 to $1,258,252 or 296.0% primarily due to meeting customers demands of a turnkey construction solution. The increase of related revenue for the same period is 423.4%. Total material revenue for the nine months ended September 30, 2000 was $1,437,960 compared to $274,721 for the same period in 1999.

  Gross Profit: Gross profit increased from $1,783,627 to $2,207,400 or 23.8% for the nine months ended September 30, 2000 due to the decreases in direct labor costs as a percentage of revenue and job travel expenses for the nine months ended September 30, 2000.

Operating Expenses: Operating expenses decreased from $1,405,430 to $1,390,332 or 1.1% in the nine months ended September 30, 2000. The decrease occurred primarily in the areas of travel, bonuses, and professional fees during thee three month ended September 30, 2000. Out of state travel decreased significantly; the Texas-based Company has increased its work in Texas by over 20%, thus reducing travel expenses. A large bonus was paid-out to employees in the prior year on a large project - a similar distribution did not occur in this quarter. Professional fees were associated with the prior year's reverse merger process. Additional reductions occurred in the areas of miscellaneous direct expenses and depreciation expense.

Other Income and Interest Income and Expense: Interest expense decreased from $18,520 to $17,590 or 5.0% from September 30, 1999 to September 30, 2000, respectively. This was primarily due to increased cash flow from operations resulting in less average borrowings during the quarter. Interest income from related parties increased from $1,908 to $18,778 or 884.2% from September 30, 1999 to September 30, 2000, respectively. This increase was primarily due to increased funding to related parties. Management fees from related parties increased from $77,407 to $140,135 or 81.0% from September 30, 1999 to September 30, 2000, respectively. This was primarily due to the increase of revenue by related parties.

Income Tax Expense: Income tax expense increased from $176,556 to $494,810 or 180.3% for the nine months ended September 30, 2000. The increase is directly attributable to the increase in pre-tax earnings.

Net Income: The Company recorded net income of $513,821 or $0.08 per share for the nine months ended September 30, 2000 as compared to net income of $259,882 or $0.05 per share for the nine months ended September 30, 1999. Before income taxes, income was $958,391 and $438,992, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital surplus of $1,166,236 at the end of September 30, 2000, as compared to a surplus of $417,332 at the end of December 1999. The increase in our working capital is primarily due to an increase in accounts receivable resulting from increased revenues and related increased gross profit.

The Company previously had a $450,000 line of credit, which we had paid down in full at March 31, 2000. Drawings available under the line of credit were increased to $500,000 as of June 14, 2000. The line of credit borrowings are due on demand and bear interest at the lender's prime rate plus 0.5%.

Cash flows from operating activities: Cash provided by operating activities for the nine months ended September 30, 1999 was $613,505 compared to cash provided by operating activities of $242,040 for the nine months ended September 30, 2000. The decrease results from net changes in operating assets and liabilities, including a large increase in trade accounts receivable.

Cash flows from investing activities: Cash used in investing activities of $169,511 for the nine months ended September 30, 1999 increased to cash provided by investing activities of $55,502 for the nine months ended September 30, 2000. Net cash used during 1999 consisted mainly of purchases of property and equipment of $231,262, and issuance of note receivable of $102,004 partially offset by net advances to affiliates of $152,025. Net cash provided during 2000 consisted mainly of purchases of property and equipment of $130,844, and issuance of notes receivable of $150,655 partially offset by net advances to affiliates of $217,588.

Cash flows from financing activities: Cash used in financing activities decreased from $373,856 to $277,181 for the nine months ended September 30, 1999 to September 30, 2000. Cash used during 1999 and 2000 consisted mainly of net payments on the line of credit of $350,000 and $200,806, respectively.

Management believes that cash flows provided by operations and availability on our line of credit, supplemented by our positive cash position, will be adequate to meet our need to sustain moderate growth. Management believes that we will be able to increase our borrowing limits under our line of credit. Management also believes that we are capable of borrowing additional amounts to acquire equipment and of raising capital through the sale of our stock. Some or all of these resources may be utilized to fund additional growth opportunities.

Management believes that our capital resources and/or our ability to raise additional capital resources are sufficient for our needs through the end of 2001. The identified needs at present include making one or two small acquisitions by the end of the first quarter of 2001 in order to further the Company's market presence and capabilities and to increase the rate of growth. This activity will launch the Company's strategy for steady growth through acquisitions during 2001. The Company expects to spend amounts on property and equipment comparable to prior periods.

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

ITEM 2.  CHANGES IN SECURITIES

         (a)      NOT APPLICABLE.

         (b)      NOT APPLICABLE.

         (c)      NOT APPLICABLE.

         (d)      NOT APPLICABLE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)      NONE.

         (b)      NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) ON AUGUST 18, 2000, MAJORITY SHAREHOLDER OF THE COMPANY ACTED BY WRITTEN CONSENT TO APPROVE THE MICROWAVE TRANSMISSION SYSTEMS, INC. 2000 STOCK BONUS PLAN (THE "PLAN").

         (b)      NOT APPLICABLE.

         (c) PURSUANT TO A WRITTEN CONSENT DATED AUGUST 18, 2000 THE MAJORITY SHAREHOLDER OF THE COMPANY, PRESTON DAVID SPURLIN, APPROVED THE MICROWAVE TRANSMISSION SYTEMS, INC. 2000 STOCK BONUS PLAN. THE PLAN WILL BE SUBJECT TO RATIFICATION BY THE SHAREHOLDERS OF THE COMPANY AT ITS 2001 ANNUAL MEETING. THE PLAN IS

                  ATTACHED TO THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 21, 2000.

         (d)      NOT APPLICABLE.

ITEM 5. OTHER INFORMATION

         ON AUGUST 21, 2000, THE COMPANY FILED A REGISTRATION STATEMENT ON FORM S-8 AND WILL REGISTER SHARES OF ITS COMMON STOCK, PAR VALUE $.001 PER SHARE, TO EMPLOYEES OF THE COMPANY AND ITS SUBSIDIARIES WHO ARE GRANTED STOCK BONUSES UNDER THE MICROWAVE TRANSMISSION SYSTEMS, INC. 2000 STOCK BONUS PLAN. A TOTAL OF 100,000 SHARES OF THE COMPANY'S COMMON STOCK WAS REGISTERED PURSUANT TO THE FORM S-8.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS

         THE FOLLOWING DOCUMENTS ARE FILED AS EXHIBITS TO THIS FORM 10-QSB:

         EXHIBIT NO.        DESCRIPTION
         -----------        -----------
         10.1          MICROWAVE TRANSMISSION SYSTEMS, INC. 2000 STOCK BONUS PLAN*

         27.1          FINANCIAL DATA SCHEDULE (FILED HEREWITH).

         *PREVIOUSLY FILED WITH THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 21, 2000.

         (b)      NONE.

                                   SIGNATURES

                  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

DATE: NOVEMBER 13, 2000               NAME OF COMPANY



                                      BY: /s/ Preston David Spurlin
                                          -------------------------------------
                                          PRESTON DAVID SPURLIN
                                          PRESIDENT AND CHIEF FINANCIAL OFFICER

                                INDEX TO EXHIBITS


EXHIBIT NO.         DESCRIPTION
-----------         -----------
10.1          MICROWAVE TRANSMISSION SYSTEMS, INC. 2000 STOCK BONUS PLAN*

27.1          FINANCIAL DATA SCHEDULE (FILED HEREWITH).

         *PREVIOUSLY FILED WITH THE COMPANY'S REGISTRATION STATEMENT ON FORM S-8, AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 21, 2000.