Form 10KSB
period 2000-12-31
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2001-03-30
CIK 1110568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______ to ____________

         Commission file number: 000-30722

                      Microwave Transmission Systems, Inc.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                                      Texas
-------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   75-2197372
-------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

541 Sterling Drive, Richardson, TX                      75081
-------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number: (972) 669-0591

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports. Yes X No
                                                                         ---  --

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $8,147,734

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March26, 2001. $562,595

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,340,084






                                     PART I

      We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. Factors that could affect our forward-looking statements include:

      the outcome of our growth strategy;

      future results of operations;

      liquidity and capital expenditures;

      construction and acquisition activities;

      the availability of capital to finance construction of towers that we may own;

      regulatory developments and competitive conditions in the communications site and wireless carrier industries;

      projected growth of the wireless communications and wireless carrier industries;

      the implementation of new wireless technologies and the adoption of applications that use wireless technolgies; and

      general economic conditions.

      We are not required to release publicly the results of any revisions to these forward-looking statements we may make to reflect future events or circumstances.

Item 1. Description of Business

General

      We are a holding company and the sole shareholder of MTSI, Inc., a Texas corporation ("MTSI") which is our only asset and the entity through which we conduct our operations. All references herein to "we," "us" or "our" with respect to our business operations refer to the combined business operations of Microwave Transmission Systems, Inc. and MTSI, unless specifically stated otherwise.

      Our principal business is the construction and maintenance of wireless communications transmitting and receiving facilities for providers of wireless communication services. Approximately 60% of our revenues are derived from operations in Texas with the other 40% are derived from operations outside of Texas in the United States and internationally. We have participated in the development of more than 1000 antennae sites in the United States.

      Immediately prior to acquiring MTSI in August 1999, our name was RBSC Acquisition Corp, we had more than 1000 stockholders, and we had no operations. RBSC Acquisition Corp., a Texas corporation, was formed by the merger in December 1997 of RBSC, Inc., a California corporation, into RBSC Acquisition Corp. In March 1997, RBSC, Inc. had filed a petition in bankruptcy and, as a result of that proceeding, canceled all of the issued and outstanding stock of the stockholders who were such on the date of the filing of the petition in bankruptcy. As part of the bankruptcy proceeding, we issued 500,084 shares of Common Stock to creditors of RBSC, Inc. and Halter Financial Group, Inc. RBSC, Inc. was formed in California in 1962 as West Covina Auto Parts, Inc. and in 1993 Reddi Brake Supply Company, Inc. merged into West Covina Auto Parts, Inc. At that time the corporation's name was changed to RBSC, Inc.

      With the acquisition of MTSI in August 1999, we issued 5,750,000 shares of Common Stock to P. David Spurlin, which constituted 92% of our then issued and outstanding stock, and thereby obtained operations. In January 2000 we changed our name to Microwave Transmission Systems, Inc.

      Our wholly owned subsidiary, MTSI, commenced business in 1987, and was principally engaged in the construction of microwave towers. As part of this original effort, MTSI developed the skill to calibrate the antennae and instruments used in these towers and thereby assure the tower's robust operation, a value added skill that is used in implementing the construction and maintenance work on technologies utilized in later years. In the early 1990's MTSI began work on a variety of other wireless technologies lead by the sharp increase in use of cellular telephone systems, an analog technology. These other technologies included paging technologies as well as Specialized Mobile Radio and Enhanced Specialized Mobile Radio technologies. In the late 1990's MTSI began working Personal Communications Systems or PCS technologies, a technology that utilizes efficiencies of digital technology for the transmission of voice and data.

Industry Background

      The number of wireless transmissions that an antenna on a communication facility can process is limited. Wireless devices such as cellular telephones using analog technology, PCS telephones using digital technology, and other devices such as pagers and personal digital assistants or PDA's that use both analog and digital technology, all use radio frequencies to transmit to communication facilities, usually antennae located on towers near the user. The number of frequencies that are available to transmit to a communication facility and the capacity of that frequency to carry a given number of radio signals are limited. Heavy usage in a given area congests the frequencies and may result in a frequency or frequencies being unavailable. To increase capacity, the geographic area that an antennae serves is decreased through increased construction of antennae, thereby reducing the number of transmissions to a given antennae. As the number of users of wireless services increases, whether by increased number of users utilizing an existing technology or by increased usage of a new technology such as internet usage by PDA's, more towers and antennae must be built to reduce congestion.

      Our principal customers are enterprises providing mobile telephone communication services. These service providers use both analog and digital technologies. PCS services or digital services are increasingly replacing cellular services or analog services. While cellular and PCS providers now dominate our business, the construction and maintenance of microwave facilities continues to provide a significant portion of our revenues. In addition, new uses for older wireless technologies such as specialized mobile radio technology and enhanced specialized mobile radio technologies, technologies that were used in radio communications such as that used in taxi cabs, are now being used for voice and data communications. We anticipate that wireless technologies will be used increasingly for non-voice communications through devices such as PDA's as well as voice and data communications from fixed locations.

      A device, usually a portable telephone, transmits a radio signal to the nearest communication tower using analog or digital transmission. The communications facility contains an antenna or antennae connected by wireline or short haul microwave to a nearby switching office. The switching office processes signals for several cellular facilities. For transmission from a mobile telephone to a telephone that is not a mobile phone, the switching office connects the telephone signal to a local telephone exchange. For transmission between two mobile telephones, the switching office locates the receiving cellular communication facility to which the receiving telephone is connected and completes the connection by transmitting the signal to that facility. If one or both of the cellular telephones is moving, such as a car phone, the local switching station hands the signal off to a different facility as the phone moves from one area to another.

      We initially constructed microwave and cellular transmission facilities, and installed electronic lines and components. As microwave technology evolved and matured, so did the construction and installation services relating to those technologies. In fact, we often return to previously built facilities to upgrade the equipment. Recent years have seen the rise of the use and demand for cellular telephones and PCS. We design, build, and install towers and rooftop sites that house cellular telephone and PCS antennae. These facilities are presently designed for use with microwave, cellular telephone, pager, specialized mobile radio and satellite based radio technologies.

Business

      Our revenue is predominantly generated by construction and construction management services for wireless communications, principally towers built for microwave, cellular and PCS services. We also perform inspection and maintenance services on previously built towers, many of which were not originally constructed by us. We provide the infrastructure necessary for the latest wireless communications systems by fabricating, building, inspecting and maintaining wireless and satellite based communication transmitting and receiving facilities for providers of wireless telecommunication services.

      Much of the process of designing, engineering and constructing a system of antennae for a wireless system occurs prior to a client contracting with us for the actual construction of towers and installation of antennae. While we can provide some or all of these preliminary services, prior to engaging us, a provider of wireless services has usually analyzed the sites available for construction of antennae or towers, the Radio Frequency requirements in those areas, zoning regulations and the availability of co-location opportunities. The wireless service provider has also secured the right from the property owner to construct a tower or co-locate on the site as well as obtained local zoning and permitting.

      We typically contract with the wireless service provided to construct a tower and antennae on a fixed fee or turnkey basis. Our inspection and maintenance services, however, are usually contracted for on a time and material basis.

      Once we are engaged to work on a site development project, we dispatch a site development team from headquarters to the project site and establish a temporary field office for the duration of the project. The site development team is typically composed of our permanent employees and supplemented with local hires employed only for that particular project. A team leader is assigned to each phase of the site development project and reports to a project manager who oversees all team leaders. Upon the completion of a site development project, the field office is closed and all of our permanent employees are either relocated to another project or directed to return to headquarters.

      We anticipate that in 2001 we will open an additional office in Nashville, Tennessee. Our opening of additional offices will be driven by the needs of our existing customer base. Where our existing customers are upgrading major installations or are embarking upon a new market, we will consider the efficiencies to be gained in opening offices in those locations.

      Maintenance and Management. Once constructed, we maintain and manage our communication sites through a combination of in-house personnel and independent contractors. In-house personnel are responsible for oversight and supervision of all aspects of site maintenance and management, and are particularly responsible for monitoring security access and lighting, RF emission and interference issues, signage, structural engineering and tower capacity, tenant relations and supervision of independent contractors. We hire independent contractors locally to perform routine maintenance functions such as landscaping, pest control, snow removal, vehicular access, site access and equipment installation oversight. We engage these independent contractors on either a fixed fee or time and materials basis.

      As new technologies are developed, we are engaged to return to an existing structure to install the newer technology. These new technologies may relate to the upgrading of an existing system that is becoming obsolete or may relate to the implementation of an additional technology such as microwave or digital technology.

Customers

      We have performed site development services for many of the largest wireless service providers over the past several years. The majority of our contracts have been for PCS broadband, ESMR (Enhanced Specialized Mobile Radio), cellular and paging customers. We also service PCS narrowband, SMR (Special Mobile Radio) and MDS (Multiple Address Systems) wireless providers. In 2000, our largest customers were Southwestern Bell Mobile, Alcatel, MCI Worldcom and CKS Management, Inc. representing 25.7%, 16.0%, 13.9% and 12.4% of our revenues, respectively. In 1999, our largest customers were Pathnet, Inc., MCI Worldcom, and Southwestern Bell Wireless, representing 30.3%, 26.8%, and 12.9% of our revenues, respectively. No other customer represented more than 10% of our revenues during these periods. CKS Management, Inc. is an affiliated entity. See "Item 6. Management's Discussion and Analysis or Plan of Operation."; "Item 12. Certain Relationships and Related Transactions."

Business Development

      Our business growth has been based on the growth of the wireless communication industry. Initially we derived our revenues from the construction and installation of microwave transmission systems and then cellular systems. Cellular systems are primarily used in the United States for mobile telephone communications. PCS technology is supplanting cellular systems because of its use of digital technology. Microwave transmission systems, however, remain a significant portion of our business because microwave technology is used in towers to transmit radio signals to switching offices and remains a choice for long distance transmission of signals where the cost of running a wireline exceeds the cost of microwave communications, a use that is independent of retail wireless communication systems.

      Our growth is based upon the continued and increasing use of mobile and other wireless telecommunication technologies. Increased use of wireless mobile technologies requires a larger number of towers. Improved technologies frequently require the implementation of these technologies on existing facilities. Additional uses of wireless technologies such as the wireless internet require the additional construction of towers where existing capacity is insufficient to handle increased usage. As the towers are built to implement these wireless technologies, they will need to be maintained.

      While we believe that improving technologies, increased usage of existing technologies and new applications will continue to drive the growth of our business, we will, when we believe that the construction provides an adequate return, construct towers that we own and lease space on these to providers of wireless communication services. We would build the tower to the specifications provided by the service provider. The service provider would then lease one or more antenna sites on the tower from us. We anticipate that these towers will be able to accommodate multiple tenants. By working with one or more "anchor" tenants, we will seek to develop a comprehensive plan for a particular network by locating new sites in areas identified by our customers as optimal for their network expansion requirements. Companies leasing antenna sites are expected to come from a wide range of industries, including cellular, PCS, enhanced specialized mobile radio, paging, fixed microwave, radio and television.

      We have in the past negotiated to provide multiple antennae to such potential clients but have not entered into agreements because the construction and operation of those projects did not provide an adequate return or, in the opinion of our management, the return was too speculative. We continue to pursue opportunities to construct towers that we would own and may, in the appropriate case, build such sites speculatively. However, we presently own one tower on which we lease space.

Competition

      Summary. The industry for wireless infrastructure building and implementation services is highly competitive and fragmented. Most industry participants are small companies with fewer than fifty employees. Other recent entrants into the market are wireless equipment manufacturers that provide services in conjunction with the sale of wireless equipment. Finally, the increased demand for wireless infrastructure building that far outstrips the supply of companies able to provide the products and services required has resulted in the recent entry of traditional, non-wireless engineering and construction companies and non-wireless subcontractors into the market. As demand for wireless infrastructure building increases, we expect that more of these non-traditional competitors will enter the market, thereby increasing competition.

      Maintenance And Management Competition. The following companies are primarily competitors for our site management activities: AAT, APEX, JJS Leasing, Inc., Motorola, Signal One, Subcarrier Communications and Tower Resources Management.

      Site Development Competition. We also compete for development and new tower construction opportunities with wireless service providers, site developers and other independent tower operating companies and believe that competition for site development will increase and that additional competitors may enter the tower market, some of whom may have greater financial resources than we do. We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including American Tower Corporation, Tetratech, Pyramid, NLS and SpectraSite. Our market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors (which provide end-to-end site development services through multiple subcontractors) and providers' internal staff. We believe that providers base their decisions on site development services on certain criteria, including a company's experience, track record, local reputation, price and time for completion of a project, and believe that we compete favorably in these areas.

      As of March 15, 2001, we had 50 employees, none of whom is represented by a collective bargaining agreement. All of our employees are full-time employees. Of our total employees, five work in management, three in administration and 42 in construction. We consider our employee relations to be good, and we have never experienced a work stoppage. From time to time, we also employ independent contractors to support our operation.

      Our future success will depend in part upon our ability to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. As part of our retention efforts, we seek to minimize turnover of key employees by emphasizing our industry experience, our work environment and our competitive compensation packages. Due to the nature of our business, we experience a "run-up" and "run-down" in employees as contracts are completed in one area of the country and are commenced in a different area.

Regulatory And Environmental Matters

      Federal Regulations. Both the Federal Communications Commission ("FCC") and Federal Aviation Administration ("FAA") regulate towers used for wireless communications transmitters and receivers. These regulations control the siting and marking of towers and may, depending on the characteristics of particular towers, require registration of tower facilities. Wireless communications devices operating on towers are separately regulated and independently licensed based upon the particular frequency used.

      Pursuant to the requirements of the Communications Act of 1934, the FCC, in conjunction with the FAA, has developed standards to consider proposals for new or modified antennae. These standards mandate that the FCC and the FAA consider the height of proposed antennae, the relationship of the structure to existing natural or man-made obstructions and the proximity of the structure to runways and airports. Proposals to construct or to modify existing antennae above certain heights are reviewed by the FAA to ensure the structure will not present a hazard to aviation. The FAA may condition its issuance of a no-hazard determination upon compliance with specified lighting and/or marking requirements. The FCC will not license the operation of wireless telecommunications devices on towers unless the tower has been registered with the FCC or a determination has been made that such registration is not necessary. The FCC will not register a tower unless the tower has been registered with the FAA. The FCC may also enforce special lighting and painting requirements. Owners of wireless transmissions towers may have an obligation to maintain painting and lighting to conform to FCC standards. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting outage. Failure to comply with the applicable requirements may lead to civil penalties.

      The Telecommunications Act of 1996 amended the Communications Act of 1934 by giving state and local zoning authorities jurisdiction over the construction, modification and placement of towers. The new law preserves local zoning authority by prohibiting any action that would (1) discriminate between different providers of personal wireless services or (2) ban altogether the construction, modification or placement of radio communication towers. Finally, the 1996 Telecom Act requires the federal government to help licensees for wireless communications services gain access to preferred sites for their facilities. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

      Owners and operators of antennae may be subject to, and therefore must comply with, environmental laws. The FCC's decision to license a proposed tower may be subject to environmental review pursuant to the National Environmental Policy Act of 1969, which requires federal agencies to evaluate the environmental impacts of their decisions under certain circumstances. The FCC has issued regulations implementing the National Environmental Policy Act. These regulations place responsibility on each applicant to investigate any potential environmental effects of operations and to disclose any significant effects on the environment in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have a significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. This process could significantly delay the registration of a particular tower.

      Environmental Regulation. As an owner and operator of real property, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal or property damages. We are also subject to certain environmental laws that govern tower placement, including pre-construction environmental studies. Operators of towers must also take into consideration certain RF emissions regulations that impose a variety of procedural and operating requirements. The potential connection between RF emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. We believe that we are in substantial compliance with and we have no material liability under all applicable environmental laws. These costs of compliance with existing or future environmental laws and liability related thereto may have a material adverse effect on our prospects, financial condition or results of operations. We had no costs from our compliance with these laws during the past three years.

      State And Local Regulations. Most states regulate certain aspects of real estate acquisition and leasing activities. Where required, we conduct the site acquisition portions of our site development services business through licensed real estate brokers or agents, who may be our employees or hired as independent contractors. Local regulations include city and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local zoning authorities generally have been hostile to construction of new transmission towers in their communities because of the height and visibility of the towers.

Item 2. Description of Property

      We lease our primary office facility in Richardson, Texas from Preston David Spurlin, our Chief Executive Officer, President, and majority shareholder. The lease is for an initial three year term expiring 1999, with a month-to-month renewal thereafter, and has been classified as an operating lease. Total rent expense associated with this lease was $56,400 for each of the years ended December 31, 2000 and 1999, respectively.

      We also lease a house from Preston David Spurlin. The house provides lodging for out-of-town employees and contractors in lieu of incurring hotel and other travel related charges. The lease began in April 1999 and continues on a month-to-month basis. Total rent expense associated with this lease was $8,400 and $11,900 for the years ended December 31, 2000 and 1999, respectively.

      We open and close project offices from time to time in connection with our site development business, which offices are generally leased for periods not to exceed 18 months.

      Total rental expense for all of our operating leases was $68,300 for the years ended December 31, 2000 and 1999.

      We believe that the condition of our lease facilities is excellent, and are sufficient for our use and operation at our present level of operations. We believe that these facilities will be sufficient for our operations for the foreseeable future. In the opinion of our management, these properties are adequately insured, in good condition and suitable for their anticipated future use.

Item 3. Legal Proceedings.

      From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not a party to any such legal proceedings, the adverse outcome of which, individually or taken together with all other legal proceedings, is expected to have a material adverse effect on our prospects, financial condition or result of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

      None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Market Information. Our common stock was approved for trading on the NQB Pink Sheets on March 23, 2000 and the set bid and ask price was $.50.

      Following registration of our Common Stock under the Securities Exchange Act of 1934, our stock commenced trading on the Nasdaq Bulletin Board under the symbol MWVT.OB. The following quotations were derived from information provided by the NASD's OTC Bulletin Board. They represent inter-dealer prices and do not represent actual transactions. These quotations do not reflect dealer mark-ups, mark-downs or dealer commissions. The following table sets forth the high and low bid and ask prices of the Company's Common Stock for each calendar quarter commencing in July 2000.

      2000                          Ask                       Bid
                               High     Low              High      Low

      Third Quarter            2.00    1.50              1.50     0.75
      Fourth Quarter           2.50    1.38              1.38     0.75

      Holders. As of March 15, 2001, there were a total of 6,340,084 shares of our common stock outstanding, held by 1,100 shareholders of record.

      Dividends. We have not declared any dividends on our common stock during the last two fiscal years. Our current lines of credit agreements require prior written consent for any payment of dividends.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      General

      Most of our revenues, 60%, are derived from the construction of wireless transmission and receiving facilities used by cellular and PCS telephones. Fifteen percent of our revenues are derived from maintenance of those and similar facilities and another fifteen percent are derived from fabricating, grounding, painting facilities and antenna testing. Ten percent of our revenues are derived from the erection of microwave towers.

      In fiscal 2000 we saw two new trends that affected the results of our operations. An increased portion of our operations came from the build out of systems of towers in a single geographical location rather than the construction one or a few towers in many locations. Where we can concentrate construction of several towers in a single location, our employees work more efficiently and our travel expenses are reduced.

      In addition, some of our clients began to have us purchase materials and equipment used in construction of their projects, materials and equipment that they previously provided to us. The effect of these purchases increased our revenues but offset the gains in margins that we would have otherwise achieved from our personnel's greater efficiency.

      We continue to be open to owning and operating towers used in cellular and PCS communications, but will not engage in this activity unless the financial return is attractive. We will not dedicate resources to actively seek these opportunities and will require that any investment not jeopardize operations or strategic expansion plans.

      Results of Operations

      Twelve months ended December 31, 2000, compared to twelve months ended December 31, 1999.

      Our net income before tax increased to $1,109,659 in 2000 from $485,866 in the previous year, an increase of 128.4%.

      Increased sales supported our increased profitability. Our net sales increased to $8,147,734 from $6,358,896, an increase of 28.1%. Of this increase of $1,788,838, approximately $1.1mm reflects additional revenues from us purchasing material and equipment previously supplied by some of our clients.

      Our gross margins for fiscal 2000 and 1999 were essentially unchanged, with gross margins of 34.5% in 2000 compared to 35.5% in 1999. The lower margins we had on material and equipment purchases were largely offset by the improved productivity of our employees described above. Accordingly our increase of 24.4% in gross profit to $2,808,488 from $2,257,891 tracked our 28.1% growth in revenue.

      Our operating expenses increased $88,484 or 4.7% from 1999's $1,869,245 to 2000's $1,957,729. This increase principally reflects a stock bonus issued to employees at an expense of approximately $78,000.

      Other income increased principally because of income from related parties. We provide certain administrative services to these related entities and that income rose in 2000 to $200,116 from $116,751 in 1999. Interest expense in each of the two years was essentially unchanged, approximately $26,000 in each of the two years.

      Income taxes for 2000 were $897,184 of which $408,878 is deferred. In 2000 we changed from a cash basis method of accounting to an accrual basis, a change that resulted in a tax liability of $499,203 in addition to our regular income tax. The tax liability is to be paid in four equal annual installments beginning in 2001.

      Liquidity and Capital Resources

      Our operations are funded through internally generated funds, borrowings for vehicles and a line of credit. Debt at December 31, 2000, was essentially unchanged from debt at December 31, 1999. On occasion, we also borrow from one of our related entities, Epic Communications, Inc., Viper Communications Systems, Inc. and CKS Management, Inc. See "Item 12. Certain Relationships and related Transactions." Our growth in 2000 was funded from internally generated funds.

      Our receivables for a given quarter as a percentage of that quarter's revenues have increased throughout fiscal 1999. We attribute our growth in receivables not only due to overall growth in the business but also due to a slowing in the payment of receivables by our large customers as well as the request of some customers that we provide additional materials and equipment for certain projects rather than the client provide them.

      We maintain a line of credit to manage fluctuations in cash flows. At December 31, 1999, the total amount available under our line of credit was $450,000, which was increased to $500,000 in June 2000. At December 31, 2000, the Company had borrowed approximately $275,000 under the line of credit. At March 31, 2000, we had paid down the line in full. We are presently negotiating to increase the amount available under the line of credit. The purpose of this increase is to accommodate the increased tax payments resulting from the conversion from a cash basis taxpayer to an accrual basis taxpayer as well as to finance additional receivables.

      We do not anticipate becoming significantly involved in a build to suit program whereby we would construct wireless communications facilities for our own account. Consequently, we do not presently anticipate incurring the large capital expenditures such a program would entail.

      We are reviewing the possibility of acquiring other wireless enterprises and such acquisitions may entail additional capital resources. Our management believes that cash flows provided by operations and availability of the line of credit, supplemented by our cash position, will be adequate to meet and sustain moderate growth. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment.

Item 7. Financial Statements.

      The response to this item is submitted on a separate section on this Form 10-KSB.

      Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons' Compliance With Section 16(a) of the Exchange Act.

      The following table sets forth certain information regarding the Company's directors and executive officers as of March 15, 2001.

Name                    Age        Position

Preston D. Spurlin      41         Chief Executive Officer, President, Director
Susan King              56         Controller, Director
David Story             39         Project Manager, Director
Michael D. Sutton       35         Director of Field Services, Director
Carl Moore              46         Director
S. Kerry Tassopoulos    43         Director
Lou Strenger            52         Director

      Preston David Spurlin is the founder of MTSI, Inc. and has served as its Chief Executive Officer, President and Director since its inception in 1987.

      Susan King is the Company's Controller, a position she assumed upon joining the Company in May 1998. Ms. King has more than 35 years experience in accounting and accounting management and became a director of the Company in December 2000.

      David Story is a Project Manager for the Company, a position he assumed upon joining the Company in 1995. Mr. Story became a director of the Company in December 2000.

      Michael D. Sutton is Director of Field Services for the Company, a position he assumed upon joining the Company in 1987. Mr. Sutton became a director of the Company in December 2000.

      Carl Moore was a Vice President of Fort Worth Tower prior to its sale to an investment group in 1997. In 1999 Mr. Moore became president of Fort Worth Tower after its repurchase. Fort Worth Tower manufactures material used in the wireless communications industry.

      S. Kerry Tassopoulos, an attorney, is Director, Government Affairs and Assistant General Counsel of Excel Communications, a provider of long distance telecommunications. Immediately prior to joining Excel Communications in 1996, Mr. Tassopoulos was Director, Global Legal Resources for Mary Kay, Inc., a personal care, cosmetic and vitamin products company, a position he assumed in 1989. Mr. Tassopoulos became a director of the Company in December 2000.

      Lou Strenger is a business consultant relating to E-business, a position he assumed in 1997. He has consulted with a large, publicly held television and print media company regarding its internet presence as well as with a network of medical practioners. From 1983 to 1997 Mr. Stringer was a management consultant with BLESCO Financial Services where he consulted on joint ventures in real estate property management, food service, remanufacturing, financial services, construction and media. Mr. Strenger became a director of the Company in December 2000.

      Committees Of The Board Of Directors. Our Board of Directors has one committee, an audit committee, which has one member, Lou Strenger. The duties of the Audit Committee are to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors. The Audit Committee also monitors the internal controls of the Company.

Item 10. Executive Compensation

      The information set forth below concerns the cash and non-cash compensation to the named executive officers of the Company for each of the past three fiscal years ended December 31, 2000, 1999 and 1998. In each case, the compensation listed was paid by MTSI, Inc., our wholly-owned subsidiary. No executive officer of the Company has an employment agreement with the Company and all executive officers serve at the discretion of the Board of Directors.

Summary Compensation Table

     Name and                            Annual Compensation    All Other
Principal Position          Fiscal    Salary       Bonus        Compensation
                             Year
Preston David Spurlin (1)   2000      $114,123     $2,054       $17,426
Chief Executive Officer     1999      $108,056     $1,956       $21,689
                            1998      $103,347     $1,800       $20,959

      (1) Represents premium paid on term life insurance policies on behalf of Preston David Spurlin and employer contributions under the Profit Sharing Plan described below.

Employee Benefit Plan. We offer a profit-sharing plan, the Microwave Transmission Systems, Inc. Profit Sharing Plan, which covers all of our employees and all employees of MTSI who have attained age 18 or older and have at least six months of service with either us or MTSI as of the semi-annual Plan entrance dates. We make non-matching contributions at the discretion of the Plan's Trustees. Employees' profit sharing accounts are fully vested after seven years. In accordance with the Profit Sharing Plan provisions, we cover all costs associated with the administration of the Profit Sharing Plan. Employer discretionary contributions for the years ended December 31, 2000 and 1999 were $270,796 and $289,000, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      At March 15, 2001, we had issued and outstanding 6,340,084 shares of common stock. The table below sets forth, as of March 15, 2001, certain information with respect to the beneficial ownership of our capital stock by (1) each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock; (2) each of the directors and executive officers individually and (3) all directors and executive officers as a group.

Name and Address of             Number of              Percent
   Beneficial Owner           Shares Owned               Owned

P. David Spurlin(1)             5,750,000                90.7%

Susan King(1)                      12,600                 0.2%

David Story(1)                     13,200                 0.2%

Michael Sutton(1)                   5,000                 0.1%

Carl Moore                           -                    0.0%
4104 Flower Garden
Arlington, TX 76016

S. Kerry Tassopoulos                 -                    0.0%
8750 N. Central Expwy, #2000
Dallas, TX 75231

Lou Strenger                         -                    0.0%
P.O Box 515922
Dallas, TX 75251

All executive directors
and officers As a group
(Seven people)                  5,780,800                91.2%

(1) The address of the indicated individual is 541 Sterling Drive, Richardson, TX 75081

Item 12. Certain Relationships and Related Transactions.

      The Company maintains a line of credit for $500,000 with a bank, and borrowings under that line of credit are guaranteed by Mr. Spurlin.

      We have a note receivable from Mr. Spurlin which totaled $257,561 and $181,009 at December 31, 2000 and 1999, respectively. Interest on the loan is charged at 6% per annum and is paid monthly. The loan is payable over twenty years.

      We lease our office facility from Mr. Spurlin. The facility is leased on a month-to-month basis, and has been classified as an operating lease. Total rent expense associated with this lease was $56,400 for each of the years ended December 31, 2000 and 1999.

      We also lease a house from Mr. Spurlin. The house provides lodging for out-of-town employees and contractors in lieu of the Company incurring hotel and other travel related charges. The lease began in April 1999 and continues on a month-to-month basis. Total rent expense associated with this lease was $8,400 and $11,900 for the years ended December 31, 2000 and 1999, respectively.

      Total rental expense for operating leases was $68,300 for each of the years ended December 31, 2000 and 1999.

      Mr. Spurlin also owns 51% of the stock of Viper Communication Systems, Inc. ("Viper"), CKS Management, Inc. ("CKS") and EPIC Communications, Inc. ("EPIC"). During 2000 and 1999, respectively, we received $200,116 and $116,751 in management fee income from Viper, CKS and EPIC. We charge these related entities a fee of 2% of their gross revenues for the accounting and bookkeeping services we provide to Viper, CKS and EPIC. In addition, during 2000 and 1999, we made cash loans to Viper, CKS and EPIC of $969,540 and $726,650, respectively, and we paid expenses of $5,998 and $108,815, respectively, on behalf of these entities. Portions of these advances were repaid in both years. We charge Viper, CKS and EPIC 9.75% interest on all net amounts outstanding. At December 31, 2000 and 1999, we had receivables from Viper, CKS and EPIC totaling $383,768 and $233,090, respectively.

      We generated $1,025,110 and $620,130 of our total revenues from these three affiliated entities. In addition, the Company's cost of sales includes $645,464 and $849,612 incurred with these three entities for services they provided to us. At December 31, 2000 and 1999, respectively, we had $154,064 and $5,800 in accounts payable in connection with services provided by these entities.

      We had a note receivable from an affiliated company totaling $37,320 at December 31, 1999. Interest on the loan was charged at 9.75% per annum and was paid monthly. The loan was paid off in 2000.

      Our management believes that each of the transactions described in this
Item 12 was made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

      Epic and Viper offer the same services that we do and are hired to complete the same types of projects that we are. However, each company is located in a specific geographical area in which their respective projects are undertaken - Epic in Austin, Texas (servicing Austin and portions of South Texas) and Viper in Florida (servicing Florida and portions of the surrounding area). While the customers of each of Epic and Viper might consider us to undertake these projects, our management believes that these companies are retained due to their specific geographic concentration and that for this reason we are not competitive with these companies. From time to time, we have subcontracted parts of our Projects to Epic and/or Viper on terms that our management believes were no less favorable to us than could have been obtained from unaffiliated third parties. More often, however, these companies retain us to help complete their Projects.

      CKS performs subcontracted civil engineering services to us and to a variety of other customers. Whether or not we hire CKS or one of their competitors is based on their availability and the price of their services. Our management believes that when we have hired CKS, we have done so on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Reports filed on Form 8-K

         Form 8-K dated December 14, 2000, Item 5 relating to the appointment of four new directors

(b)      Exhibits

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

6.3 Commercial Lease Agreement dated January 17, 1996 by and between Microwave Transmission Systems, Inc. (now MTSI, Inc.) and P. David Spurlin.*

6.4 Lease Agreement dated April 1, 1999 by and between Microwave Transmission Systems, Inc. (now MTSI, Inc.) and P. David Spurlin.*

*Previously filed.

                      Consolidated Financial Statements and
               Report of Independent Certified Public Accountants


                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY


                           December 31, 2000 and 1999





                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Page
                                                                          ----
Report of Independent Certified Public Accountants...........................3

Consolidated Financial Statements

   Consolidated Balance Sheets at December 31, 2000 and 1999.................4

   Consolidated Statements of Income for the years ended
        December 31, 2000 and 1999...........................................6

   Consolidated Statement of Shareholders'
        Equity for the years ended December 31, 2000 and 1999................7

   Consolidated Statements of Cash Flows for the years
        ended December 31, 2000 and 1999.....................................8

   Notes to Consolidated Financial Statements...............................10

















               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Microwave Transmission Systems, Inc.

We have audited the accompanying consolidated balance sheets of Microwave Transmission Systems, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Microwave Transmission Systems, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                         KING GRIFFIN & ADAMSON P.C.


Dallas, Texas
February 9, 2001










                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999



                                     ASSETS

                                                                                 2000                1999
                                                                             ------------        ------------
Current assets
    Cash and cash equivalents                                                $     96,582        $     22,445
    Marketable securities, available for sale                                       1,634                   -
    Accounts receivable - trade, net of allowance for doubtful accounts
      of $35,174 and $0 in 2000 and 1999, respectively                          1,794,609           1,243,759
    Unbilled accounts receivable                                                  319,802                   -
    Related party receivables                                                           -              25,904
    Due from affiliates                                                           383,768             233,090
    Employee advances                                                              29,735              12,830
    Jobs in progress                                                               98,840             150,978
    Prepaid and other current assets                                               25,614              18,835
    Notes receivable - related parties                                                  -              14,763
                                                                             ------------        ------------
              Total current assets                                              2,750,584           1,722,604

Property and equipment, net                                                       725,722             544,412

Non-current notes receivable - related parties                                    257,561             203,566
                                                                             ------------        ------------

              Total assets                                                   $  3,733,867        $  2,470,582
                                                                             ============        ============

The accompanying notes are an integral part of these consolidated financial
statements.                                                                   4




                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Continued)
                           December 31, 2000 and 1999



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                                                                 2000                1999
                                                                             ------------        ------------
Current liabilities
    Borrowings on line of credit                                             $    275,653        $    400,806
    Current portion of long-term debt                                             149,967              65,940
    Accounts payable, including $154,064 and $5,800 due to
      affiliates at December 31, 2000 and 1999, respectively                      305,673              40,587
    Accrued liabilities                                                           332,705             333,831
    Income taxes payable                                                          508,349              56,041
    Deferred tax liability - current                                                    -             408,067
                                                                             ------------        ------------
              Total current liabilities                                         1,572,347           1,305,272

Income taxes payable - non-current                                                249,602                   -
Deferred tax liability - non-current                                                8,952               9,761
Long-term debt, less current portion                                               93,728              44,598
                                                                             ------------        ------------

              Total liabilities                                                 1,924,629           1,359,631
                                                                             ------------        ------------

Shareholders' equity
    Preferred stock, $0.001 par value; 10,000,000 shares authorized;
      none issued and outstanding                                                       -                   -
    Common stock $0.001 par value; 40,000,000 shares authorized;
      6,340,084 and 6,250,084 shares issued and outstanding, respectively           6,340               6,250
    Additional paid-in capital                                                     72,960              (5,250)
    Accumulated other comprehensive income                                         (1,366)                  -
    Retained earnings                                                           1,731,304           1,109,951
                                                                             ------------        ------------

              Total shareholders' equity                                        1,809,238           1,110,951
                                                                             ------------        ------------

              Total liabilities and shareholders' equity                     $  3,733,867        $  2,470,582
                                                                             ============        ============

The accompanying notes are an integral part of these consolidated financial
statements.                                                                   5




                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2000 and 1999




                                                                                 2000                1999
                                                                             ------------        ------------

Net sales                                                                    $  8,147,734        $  6,358,896
Cost of sales                                                                   5,339,246           4,101,005
                                                                             ------------        ------------

         Gross profit                                                           2,808,488           2,257,891

Operating expenses                                                              1,957,729           1,869,245
                                                                             ------------        ------------

         Operating income                                                         850,759             388,646

Interest income from related parties                                               26,208               6,697
Other income from related parties                                                 200,116             116,751
Gain on sale of assets                                                             37,798                   -
Interest expense                                                                  (26,369)            (26,228)
Other                                                                              21,147                   -
                                                                             ------------        ------------

         Income before income taxes                                             1,109,659             485,866

Provision for income taxes
    Current                                                                       897,184              76,525
    Deferred                                                                     (408,878)            103,194
                                                                             ------------        ------------
                                                                                  488,306             179,719
                                                                             ------------        ------------

         Net income                                                          $    621,353        $    306,147
                                                                             ============        ============

Net earnings per common share - basic and diluted                            $       0.10        $        .05
                                                                             ============        ============

Weighted average number of common shares outstanding - basic
    and diluted                                                                 6,275,945           5,884,269
                                                                             ============        ============



The accompanying notes are an integral part of these consolidated financial
statements.                                                                   6







                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2000 and 1999



                                                                        Accumulated
                                                           Additional      Other
                                       Common Stock         Paid-in    Comprehensive     Retained
                                   --------------------
                                     Shares      Amount     Capital        Income         Earnings        Total
                                   ---------     ------     -------      ----------    ------------    -----------

Balances at January 1, 1999        6,250,084    $ 6,250    $ (5,250)     $        -    $    803,804    $   804,804

   Net income for the year                 -          -           -               -         306,147        306,147
                                   ---------    -------    --------      ----------    ------------    -----------

Balances at December 31, 1999      6,250,084      6,250      (5,250)              -       1,109,951      1,110,951

   Issuance of common stock
     to employees for
     compensation                     90,000         90      78,210               -               -         78,300

   Unrealized loss on
     marketable securities                 -          -           -          (1,366)              -         (1,366)

   Net income for the year                 -          -           -               -         621,353        621,353
                                   ---------    -------    --------      ----------    ------------    -----------

Balances at December 31, 2000      6,340,084    $ 6,340    $ 72,960      $   (1,366)   $  1,731,304    $ 1,809,238
                                   =========    =======    ========      ===========   ============    ===========



The accompanying notes are an integral part of this consolidated financial
statement.                                                                    7







                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999



                                                                                 2000                1999
                                                                             ------------        ------------
Cash flows from operating activities
    Net income                                                               $    621,353        $   306,147
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                               157,131            193,212
      Gain on disposal or sale of property and equipment                          (37,798)                 -
      Common stock issued as compensation                                          78,300                  -
      Deferred income tax provision                                              (408,878)           103,194
      Bad debt expense                                                             35,174                  -
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                              (586,024)          (293,481)
        Unbilled accounts receivable                                             (319,802)                 -
        Related party receivables                                                  25,904             44,723
        Employee advances                                                         (16,905)             2,986
        Jobs in progress                                                           52,138           (110,302)
        Prepaid and other current assets                                           (6,779)            13,766
        Accounts payable                                                          265,086            (12,031)
        Accrued liabilities                                                        (1,126)            81,613
        Income taxes payable                                                      701,910             76,041
                                                                             ------------        -----------
              Cash flows provided by operating activities                         559,684            405,868
                                                                             ------------        -----------

Cash flows from investing activities
    Purchases of property and equipment                                          (184,151)          (287,570)
    Proceeds from sales of property and equipment                                  81,195                  -
    Issuance of notes receivable                                                 (150,655)          (123,999)
    Payments received on notes receivable                                         140,419             33,395
    Advances to affiliates                                                     (1,569,773)          (835,465)
    Payments received on advances to affiliates                                 1,419,095            801,407
    Purchase of marketable securities                                             (80,000)                 -
    Proceeds from sales of marketable securities                                   77,000                  -
                                                                             ------------        -----------
              Cash flows used in investing activities                            (266,870)          (412,232)
                                                                             ------------        -----------

Cash flows from financing activities
    Payments on capital leases                                                          -            (45,778)
    Proceeds from line of credit                                                  585,653            895,806
    Payments on line of credit                                                   (710,806)          (845,000)
    Borrowings of long-term debt                                                        -            103,810
    Repayment of long-term debt                                                   (93,524)           (98,614)
                                                                             ------------        -----------
              Cash flows (used in) provided by financing activities              (218,677)            10,224
                                                                             ------------        -----------

Net increase in cash                                                               74,137              3,860

Cash, beginning of year                                                            22,445             18,585
                                                                             ------------        -----------

Cash, end of year                                                            $     96,582        $    22,445
                                                                             ============        ===========

The accompanying notes are an integral part of this consolidated financial
statement.                                                                     8




                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                 For the Years Ended December 31, 2000 and 1999



                                                                                 2000                1999
                                                                             ------------        ------------
Supplemental  disclosures for cash flow  information:
Cash paid during the year for:
      Interest                                                               $     26,210        $    26,200
                                                                             ============        ===========

      Income taxes                                                           $    193,000        $       484
                                                                             ============        ===========


Supplemental non-cash financing and investing activities:
    Purchase of property and equipment with long term debt                   $    226,681        $         -
                                                                             ============        ===========

    Property and equipment and related notes payable
      transferred to affiliate                                               $     28,996        $    13,363
                                                                             ============        ===========


The accompanying notes are an integral part of this consolidated financial
statement.                                                                     9




                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999


1.       NATURE OF OPERATIONS

     Microwave Transmission Systems, Inc. (the "Company" or "MTSI"), is a Texas corporation formed on August 7, 1987. The Company's principal business is the construction and maintenance of wireless communications transmitting and receiving facilities for providers of wireless communication services. MTSI operates primarily in the U.S. and is based in Richardson, Texas.

     In September 1999, MTSI entered into a reverse acquisition agreement with RBS Acquisition Corp. ("RBS"), a publicly held "shell" Texas Corporation. RBS purchased 100% of MTSI's shares in a tax free reorganization. RBS issued 5,750,000 shares of RBS $0.001 par value common stock in exchange for all of the outstanding shares of MTSI. For accounting purposes, the acquisition has been treated as a recapitalization of MTSI with MTSI as the acquirer (a reverse acquisition). On January 12, 2000, Microwave Transmission Systems, Inc., the subsidiary, changed its name to MTSI, Inc., and the public company changed its name to Microwave Transmission Systems, Inc. The historical financial statements included herein are those of MTSI.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Microwave Transmission Systems, Inc. and MTSI, Inc., its wholly-owned subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

     Cash and Cash Equivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Marketable Securities

     Marketable equity securities are classified as available for sale and are carried at market value. Unrealized holding gains and losses are reported as a separate component of shareholders' equity until realized. Realized gains and losses on the sales of investments are based upon the specific identification method and are included in the statement of income.

     Accounts Receivable

     The Company extends unsecured credit in the normal course of business to virtually all of its customers. Management has provided an allowance for doubtful accounts which reflects its opinion of amounts which may ultimately become uncollectible. In the event of non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheet.




                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2000 and 1999


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Fair Value of Financial Instruments

     The carrying values of cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt approximate fair value. The fair value of notes receivable-related party is approximately $191,000 and $172,000 at December 31, 2000 and 1999, respectively, using a 10% effective interest rate.

     Property and Equipment

     Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged directly against income. Major renewals and betterments are capitalized.

     Depreciation on property and equipment is calculated on the straight-line method for financial reporting purposes, with useful lives ranging from 3 to 17 years. Leasehold improvements are amortized straight-line over the estimated useful life of the asset.

     Federal Income Taxes

     The Company provides for income taxes under the asset and liability approach. This method requires that deferred tax assets and liabilities be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Revenue Recognition

     The Company uses the completed contract method of revenue recognition since all of its current contracts are of a short-term nature. Under this method, revenue and its related expenses are not recognized until a project, or a significant phase of the project, is completed. Costs incurred, which primarily consist of labor and materials, on uncompleted projects are capitalized as jobs in progress. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Amounts not yet billed for completed contracts are recorded as unbilled receivables.

     Comprehensive Income

     Comprehensive income consists of unrealized losses on available for sale marketable securities and totaled $1,366 and $0 for the years ended December 31, 2000 and 1999, respectively.



2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Earnings Per Common Share

     Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been issued. As of December 31, 2000 and 1999, the Company did not have any potentially dilutive securities. The number and weighted-average grant-date fair value of stock compensation issued during 2000 was 90,000 shares at $1.15 per share.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3.       NOTES RECEIVABLE - RELATED PARTIES

     The Company has a note receivable from an officer totaling $257,561 and $181,009 at December 31, 2000 and 1999, respectively. Interest on the loan is charged at 6% per annum and is paid monthly. The loan is payable over twenty years.

     The Company had a note receivable from an affiliated company totaling $37,320 at December 31, 1999. Interest on the loan was charged at 9.75% per annum and was paid monthly. The loan was paid off in 2000.


4.       PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31,

                                                                          2000               1999
                                                                       -----------       -----------

              Leasehold improvements                                   $    94,031       $    81,599
              Furniture and fixtures                                        77,688            62,088
              Production equipment                                         376,232           353,483
              Trailers                                                      37,561            21,455
              Vehicles                                                     646,111           605,187
                                                                       -----------       -----------
                                                                         1,231,623         1,123,812
              Less accumulated depreciation and amortization              (505,901)         (579,400)
                                                                       -----------       -----------

                                                                       $   725,722       $   544,412
                                                                       ===========       ===========

4.       PROPERTY AND EQUIPMENT (Continued)

     Total depreciation and amortization expense during the years ended December 31, 2000 and 1999 was $157,131 and $193,212.


5.       LINE OF CREDIT

     During 2000, the Company entered into a new line of credit agreement with a bank with a maximum facility of $500,000 which is due on demand. Interest is payable monthly at the prime rate plus 0.5% (10% at December 31, 2000). The line of credit is secured by substantially all of the Company's assets and the personal guaranty of the majority shareholder. At December 31, 2000, the Company had available borrowings of $224,347.

     During 1999, the Company operated under a line of credit agreement with a different bank with a maximum facility of $450,000. Interest was payable monthly at the prime rate plus 1.5% (10% at December 31, 1999) and the principal was due November 20, 2000. The line of credit was secured by substantially all of the assets of MTSI.


6.       LONG-TERM DEBT

     Long-term debt at December 31, 2000 and 1999 consists of the following:

                                                                                            2000            1999
                                                                                        -----------      -----------
         Borrowings  under  financing  agreements,  interest  from 1.9% to 9.1%, collateralized by vehicles, payable in monthly principal and interest
           installments of $3,239, through October, 2001                                $    27,515      $    63,612

         Borrowings  under  financing  agreements,  interest  from 8.9% to 9.5%, collateralized by vehicles, payable in monthly principal
           and interest installments of $1,472, through December, 2001                        8,988           22,433

         Borrowings under financing agreements, interest at 8.5%,
           collateralized by vehicles, payable in monthly principal and
           interest installments of $4,093, through June, 2002                               49,641           24,493

         Borrowings  under  financing  agreements,  interest  from 10% to 10.1%, collateralized by vehicles, payable in monthly principal and interest installments of $7,188, through
           July, 2005                                                                       157,551                -
                                                                                        -----------      -----------
                                                                                            243,695          110,538

           Less current portion                                                             149,967           65,940
                                                                                        -----------      -----------

                                                                                        $    93,728      $    44,598
                                                                                        ===========      ===========

6.       LONG-TERM DEBT (Continued)

     At December 31, 2000, scheduled maturities of long-term debt are as follows:
                2001                    $   149,967
                2002                         77,612
                2003                         10,081
                2004                          3,717
                2005                          2,318
                                        -----------
                                        $   243,695


7.       INCOME TAXES

     Deferred tax assets (liabilities) are comprised of the following at December 31,

                                                                          2000               1999
                                                                       -----------      ------------
          Deferred tax assets
             Accounts payable and accrued expenses
               not currently deductible                                $         -      $     23,023
                                                                       -----------      ------------

                         Total deferred tax asset                                -            23,023

          Deferred tax liabilities
             Accounts receivable                                                 -          (380,899)
             Jobs in progress                                                    -           (45,293)
             Property and equipment                                         (8,952)           (9,761)
             Other                                                               -            (4,898)
                                                                       -----------      ------------

                         Total deferred tax liability                       (8,952)         (440,851)
                                                                       -----------      ------------

          Net deferred tax liability                                   $    (8,952)     $   (417,828)
                                                                       ===========      ============


     Deferred tax assets and liabilities included in the balance sheets are as follows at December 31,

                                                                          2000               1999
                                                                       -----------       -----------

          Current deferred tax asset                                   $         -       $    23,023
          Current deferred tax liability                                         -          (431,090)
                                                                       -----------       -----------
             Net current deferred tax liability                                  -          (408,067)

          Non-current deferred tax liability                                (8,952)           (9,761)
                                                                       -----------       -----------

             Net deferred tax liability                                $    (8,952)      $  (417,828)
                                                                       ===========       ===========


7.       INCOME TAXES (Continued)

     The components of income tax expense for the years ended December 31, 2000 and 1999 are as follows:

                                                                          2000               1999
                                                                       -----------       -----------
          Federal:
             Current                                                   $   857,336       $    73,269
             Deferred                                                     (378,797)           97,002
                                                                       -----------       -----------
                                                                           478,539           170,271
          State:
             Current                                                        39,848             3,256
             Deferred                                                      (30,081)            6,192
                                                                       -----------       -----------
                                                                             9,767             9,448
                                                                       -----------       -----------

          Total                                                        $   488,306       $   179,719
                                                                       ===========       ===========


     The effective income tax rate for the years ended December 31, 2000 and 1999 vary from the statutory rate due to the following:

                                                                            2000               1999
                                                                           -------            ------

           Income tax expense at statutory rate                                34%               34%
           State taxes                                                        2.4%              0.5%
           Meals and entertainment                                            0.3%                 -
           Rate change                                                        6.3%                 -
           Other                                                              0.7%              2.5%
                                                                           -------            ------
                                                                             43.7%             37.0%
                                                                           -------            ======


8.       LEASES

     The Company leases its office facility from the president and majority shareholder of the Company. The facility is leased on a month-to-month basis, and has been classified as an operating lease. Total rent expense associated with this lease was $56,400 for each of the years ended December 31, 2000 and 1999.

     The Company also leases a house from the president and majority shareholder. The house provides lodging for out-of-town employees and contractors in lieu of the Company incurring hotel and other travel related charges. The lease began in April 1999 and continues on a month-to-month basis. Total rent expense associated with this lease was $8,400 and $11,900 for the years ended December 31, 2000 and 1999, respectively.

     Total rental expense for operating leases was $68,300 for each of the years ended December 31, 2000 and 1999.

9.       EMPLOYEE BENEFIT PLAN

     The Company offers a profit sharing plan, Microwave Transmission Systems, Inc. Profit Sharing Plan ("Plan"), which covers all employees of the Company who have attained age 18 and six months of service with the Company as of the semi-annual Plan entrance dates. The Company makes non-matching contributions at the discretion of the Plan's trustees. Employees' profit sharing accounts are fully vested after seven years. In accordance with the Plan provisions, the Company covers all costs associated with the administration of the Plan. Employer discretionary contributions for the years ended December 31, 2000 and 1999 were $270,796 and $289,000, respectively.


10.      RELATED PARTY TRANSACTIONS

     As further described in Note 3, the Company has a note receivable from an officer and previously had a note receivable with an affiliated entity.

     As further discussed in Note 8, the Company leases its office space and a house from the president and majority shareholder of the Company.

     The majority shareholder of MTSI also owns 51% of the stock of Viper Communication Systems, Inc. ("Viper"), CKS Management, Inc. ("CKS") and EPIC Communications, Inc. ("EPIC"). During 2000 and 1999, the Company received $200,116 and $116,751 in management fee income from Viper, CKS and EPIC. MTSI charges these related entities a fee of 2% of their gross revenues for the accounting and bookkeeping services it provides to Viper, CKS and EPIC. In addition, during 2000 and 1999, the Company made cash loans to Viper, CKS and EPIC of $969,540 and $726,650, respectively, and MTSI paid expenses of $5,998 and $108,815, respectively, on behalf of these entities. Portions of these advances were repaid in both years. MTSI charges Viper, CKS and EPIC 9.75% interest on all net amounts outstanding. At December 31, 2000 and 1999, the Company had amounts receivable from Viper, CKS and EPIC totaling $383,768 and $233,090, respectively.

     The Company generated $1,025,110 and $620,130 of its total revenues from these three affiliated entities. In addition, the Company's cost of sales includes $645,464 and $849,612 incurred with these three entities for services they provided to the Company. At December 31, 2000 and 1999 the Company has $154,064 and $5,800 in accounts payable in connection with services provided by these entities.


11.      BUSINESS AND CREDIT CONCENTRATIONS

     The Company has four customers that accounted for 68% of sales for the year ended December 31, 2000 and had three customers that accounted for 70% of sales for the year ended December 31, 1999. One of the four customers included in the 68% of sales at December 31, 2000 is a related party to the Company. At December 31, 2000 and 1999, these customers accounted for 56% and 73%, respectively, of total accounts receivable.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




Date:    March 27, 2001                    /s/ P. David Spurlin
                                           --------------------
                                           P. David Spurlin



                                POWER OF ATTORNEY


Know all Persons By Those Present, that each person whose signature appears below constitutes and appoints P. David Spurlin and D. Susan King, or either of them, his or her attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized




Date:    March 14, 2001                             /s/ P. David Spurlin
                                                    ---------------------------
                                                    P. David Spurlin


Date:    March 14, 2001                             /s/ D. Susan King
                                                    --------------------------
                                                    D. Susan King


Date:    March 14, 2001                             /s/ David Story
                                                    --------------------------
                                                    David Story


Date:    March 14, 2001                             /s/ Carl Moore
                                                    --------------------------
                                                    Carl Moore


Date:    March 14, 2001                             /s/ S. Kerry Tassopoulos
                                                    --------------------------
                                                    S. Kerry Tassopoulos


Date:    March 14, 2001                             /s/ Lou Strenger
                                                    --------------------------
                                                    Lou Strenger



                                       13