Form 10QSB
period 2001-03-31
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2001-05-10
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                       Microwave Transmission Systems, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        California                                       94-2964195
-------------------------------------------------------------------------------
(State  or  other   jurisdiction              (IRS Employer Identification No.)
of  incorporation  or organization)


401 Taraval Street, San Francisco, CA                           94116
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                 (972) 669-0591
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2001: 6,340,084

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              (Unaudited)
                                                                                March 31,        December 31,
                                                                                  2001               2000
                                                                             ------------        ------------
Current assets
    Cash and cash equivalents                                                $     39,407        $     96,582
    Marketable securities, available for sale                                       2,406               1,634
    Accounts receivable, trade, including $11,190 (unaudited) and $0, respectively, due from affiliates, net of allowance for doubtful
      accounts of $35,174 (unaudited) and $35,174, respectively                 2,119,070           1,794,609
    Unbilled accounts receivable                                                  116,404             319,802
    Due from affiliates                                                            55,577             383,768
    Employee advances                                                              27,660              29,735
    Jobs in progress                                                              288,848              98,840
    Prepaid and other current assets                                               74,658              25,614
                                                                             ------------        ------------
              Total current assets                                              2,724,030           2,750,584

Property and equipment, net                                                       812,755             725,722

Non-current notes receivable - related parties                                    253,577             257,561
                                                                             ------------        ------------

              Total assets                                                   $  3,790,362        $  3,733,867
                                                                             ============        ============

See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Continued)



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                              (Unaudited)
                                                                                March 31,        December 31,
                                                                                 2001                2000
                                                                             ------------        ------------
Current liabilities
    Borrowings on line of credit                                             $    351,392        $    275,653
    Current portion of long-term debt                                             149,967             149,967
    Accounts payable, including $167,349 (unaudited) and
      $154,064 due to affiliates, respectively                                    479,662             305,673
    Accrued liabilities                                                           154,762             332,705
    Income taxes payable                                                          313,760             508,349
                                                                             ------------        ------------
              Total current liabilities                                         1,449,543           1,572,347

Income taxes payable - non-current                                                234,566             249,602
Deferred tax liability - non-current                                                6,590               8,952
Long-term debt, less current portion                                              132,172              93,728
                                                                             ------------        ------------

              Total liabilities                                                 1,822,871           1,924,629
                                                                             ------------        ------------

Shareholders' equity
    Preferred stock, $0.001 par value; 10,000,000 shares authorized;
      none issued and outstanding                                                       -                   -
    Common stock $0.001 par value; 40,000,000 shares authorized;
      6,340,084 (unaudited) and 6,340,084 shares issued and
      outstanding, respectively                                                     6,340               6,340
    Additional paid-in capital                                                     72,960              72,960
    Accumulated other comprehensive income                                           (374)             (1,366)
    Retained earnings                                                           1,888,565           1,731,304
                                                                             ------------        ------------

              Total shareholders' equity                                        1,967,491           1,809,238
                                                                             ------------        ------------

              Total liabilities and shareholders' equity                     $  3,790,362        $  3,733,867
                                                                             ============        ============



See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                        (Unaudited)
                                                                               Three months ended March 31,

                                                                                  2001               2000
                                                                             ------------        ------------

Net sales                                                                    $  2,200,603        $  1,477,102
Cost of sales                                                                   1,462,881             959,532
                                                                             ------------        ------------

         Gross profit                                                             737,722             517,570

Operating expenses                                                                559,393             392,056
                                                                             ------------        ------------

         Operating income                                                         178,329             125,514

Interest income from related parties                                                4,561               6,273
Other income from related parties                                                  47,341              37,014
Interest expense                                                                  (10,477)             (2,548)
                                                                             ------------        ------------

         Income before taxes                                                      219,754             166,253

Provision for income taxes
    Current                                                                        64,635             192,038
    Deferred                                                                       (2,362)            (59,523)
                                                                             ------------        ------------
                                                                                   62,273             132,515
                                                                             ------------        ------------

         Net income                                                          $    157,481        $     33,738
                                                                             ============        ============

Net earnings per common share - basic
   and diluted                                                               $        .02        $        .01
                                                                             ============        ============

Weighted average number of common
   shares outstanding - basic and diluted                                       6,340,084           6,250,084
                                                                             ============        ============



See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              (Unaudited)               (Unaudited)
                                                                              Three months        Three months
                                                                                 ended               ended
                                                                               March 31,           March 31,
                                                                                 2001                2000
                                                                             ------------        ------------
Cash flows from operating activities
    Net income from operations                                               $    157,481        $    33,738
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                                55,950             36,254
      Gain on disposal or sale of property and equipment                           (5,825)            (5,000)
      Deferred income taxes                                                        (2,362)           (59,523)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                              (313,271)           616,051
        Related party receivables                                                 (11,190)          (296,783)
        Unbilled accounts receivable                                              203,398                  -
        Employee advances                                                           2,075             (4,948)
        Jobs in progress                                                         (190,008)           130,368
        Prepaid and other current assets                                          (49,044)             1,593
        Accounts payable                                                          160,705             40,970
        Related party payables                                                    (97,609)                 -
        Accrued liabilities                                                      (177,943)          (256,646)
        Income taxes payable                                                     (209,625)           139,038
                                                                             ------------        -----------

              Cash flows provided by (used in) operating activities              (477,268)           375,112
                                                                             ------------        -----------

Cash flows from investing activities
    Purchases of property and equipment                                           (61,445)           (57,535)
    Proceeds from sale of property and equipment                                    6,000             30,000
    Issuance of notes receivable                                                   (2,654)           (70,000)
    Payments received on notes receivable                                           6,638              6,233
    Advances to affiliates                                                       (109,329)           (65,543)
    Advances from affiliates                                                      263,366                  -
    Payments received on advances to affiliates                                   437,521            275,307
    Payments on advances from affiliates                                         (152,472)                 -
    Purchase of marketable securities                                                   -            (80,000)
                                                                             ------------        -----------

              Cash flows provided by investing activities                         387,625             38,462
                                                                             ------------        -----------

Cash flows from financing activities
    Proceeds from line of credit                                                  451,392                  -
    Payments on line of credit                                                   (375,653)          (400,806)
    Borrowings of long-term debt                                                        -             36,430
    Repayment of long-term debt                                                   (43,271)           (19,545)
                                                                             ------------        -----------

              Cash flows provided by (used in) financing activities                32,468           (383,921)
                                                                             ------------        -----------

Net increase (decrease) in cash and cash equivalents                              (57,175)            29,653

Cash and cash equivalents, beginning of period                                     96,582             22,445
                                                                             ------------        -----------

Cash and cash equivalents, end of period                                     $     39,407        $    52,098
                                                                             ============        ===========

See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                              (Unaudited)               (Unaudited)
                                                                              Three months        Three months
                                                                                 ended               ended
                                                                               March 31,           March 31,
                                                                                 2001                2000
                                                                             ------------        ------------
Supplemental disclosures for cash flow information:
Cash paid during the period for:
      Interest                                                               $     10,477        $     2,548
                                                                             ============        ===========

      Income taxes                                                           $    274,310        $    53,000
                                                                             ============        ===========


Supplemental non-cash financing and investing activities:
    Note received from sale of property and equipment                        $          -        $    28,996
                                                                             ============        ===========

    Purchase of property and equipment with long-term debt                   $     81,715        $         -
                                                                             ============        ===========






See notes to accompanying interim financial statements.

NOTE 1.  BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by Microwave Transmission Systems, Inc. ("MTSI") or ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the years ended December 31, 2000 and 1999. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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


NOTE 3.  EMPLOYEE STOCK BONUS

During 2000, the Company issued 90,000 shares of common stock as a bonus to Company employees. The fair value of the stock and related compensation was recorded at $78,300.

Item 2. Mnagement's Discussion and Analysis or Plan of Operation.

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

General

      Most of our revenues, 60% in fiscal 2001, are derived from the construction of wireless transmission and receiving facilities used by cellular and PCS telephones. Generally, fifteen percent of our revenues are derived from maintenance of those and similar facilities and another fifteen percent are derived from fabricating, grounding, painting facilities and antenna testing. Ten percent of our revenues are derived from the erection of microwave towers.

      In fiscal 2000 we saw two new trends that affected the results of our operations. An increased portion of our operations came from the build out of systems of towers in a single geographical location rather than the construction of one or a few towers in many locations. Where we can concentrate construction of several towers in a single location, our employees work more efficiently and our travel expenses are reduced.

      In addition, some of our clients began to have us purchase materials and equipment used in construction of their projects, materials and equipment that they previously provided to us. The effect of these purchases increased our revenues but offset the gains in margins that we would have otherwise achieved from our personnel's greater efficiency.

      These trends continued into fiscal 2001.

      We continue to be open to owning and operating towers used in cellular and PCS communications, but will not engage in this activity unless the financial return is attractive. We will not dedicate resources to seek actively these opportunities and will require that any investment not jeopardize operations or strategic expansion plans.

Three Months Ended March 31, 2001 compared to three months ended March 31, 2000

      Our net earnings increased to $157,481 in the first quarter of 2001 compared to $33,738 in the first quarter of 2000. Our income before taxes reflected a similar growth with income before taxes of $219,754 in the 2001 period and $166,253 in the same period in fiscal 2000, an increase of 32%.

      Our revenues in the first quarter of 2001 increased 49%, to $2,200,603 from $1,477,102. Most of this increase reflects us purchasing materials and equipment used on projects rather than clients providing those materials and equipment. Excluding the cost of materials and equipment in both periods, our revenues for construction services increased a little more than 12% in the first quarter of 2001 when compared to the first quarter of 2000.

      Our gross profit in the later period increased approximately 43%, to $737,722 from $517,570. The smaller increase in gross profit when compared to the increase iof 49% in revenues reflects lower margins we receive in providing materials and equipment on behalf of our clients.

      Operating expenses increased approximately 43% between the two periods, largely reflecting the costs of being a public company.

      Beginning in fiscal, we converted from a cash basis taxpayer to an accrual basis taxpayer which resulted in a tax liability for previous years which is payable over four years. We accrued all of the accrual for fiscal 2001 caused by this change in basis of accounting in the first quarter of fiscal 2000. Without this accrual, our tax liability for the first quarter of fiscal 2000 would have been $51,437.

Liquidity and Capital Resources

      Our operations are funded through internally generated funds, borrowings for vehicles and a line of credit. On occasion, we also borrow from one of our related entities, Epic Communications, Inc., Viper Communications Systems, Inc. and CKS Management, Inc. Our growth in 2000 was funded from internally generated funds.

      Our receivables for a given quarter as a percentage of that quarter's revenues have increased throughout fiscal 2000 and into fiscal 2001. We attribute our growth in receivables not only due to overall growth in the business but also due to a slowing in the payment of receivables by our large customers as well as the request of some customers that we provide additional materials and equipment for certain projects rather than the client provide them.

      We maintain a line of credit to manage fluctuations in cash flows. At December 31, 1999, the total amount available under our line of credit was $450,000, which was increased to $500,000 in June 2000. At December 31, 2000, the Company had borrowed approximately $275,000 under the line of credit and borrowing at March 31,2001 under the line of credit were approximately $350,000. At March 31, 2000, we had paid down the line in full. We are presently negotiating to increase the amount available under the line of credit. The purpose of this increase is to accommodate the increased tax payments resulting from the conversion from a cash basis taxpayer to an accrual basis taxpayer as well as to finance additional receivables.

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

                          PART II - OTHER INFORMATIOON

None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Microwave Transmission Systems, Inc.


Dated: - May 8, 2001                    By: /s/ P. David Spurlin
                                        ---------------------------------------
                                        P. David Sputlin,
                                        President and Chief Financial Officer