Form 10QSB/A
period 2001-03-31
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2001-05-18
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                       Microwave Transmission Systems, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


        Texas                                                 75-2197372
---------------------------------             --------------------------------
(State or other  jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)


 541 Sterling Drive, Richardson, TX                            75081
-------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip Code)

                                 (972) 669-0591
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2001: 6,340,084

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------

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
                                                                             ============        ============

See notes to accompanyimg interim financial statements.

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
                                                                             ============        ============



See notes to accompanyimg interim financial statements.

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
                                                                             ============        ============



See notes to accompanyimg interim financial statements.

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
                                                                             ============        ===========

See notes to accompanyimg interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                              (Unaudited)         Unaudited)
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
                                                                             ============        ===========






See notes to accompanyimg interim financial statements.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

      Our gross profit in the later period increased approximately 43%, to $737,722 from $517,570. The smaller increase in gross profit when compared to the increase of 49% in revenues reflects lower margins we receive in providing materials and equipment on behalf of our clients.

      Operating expenses increased approximately 43% between the two periods, largely reflecting the costs of being a public company.

      Beginning in fiscal 2000, we converted from a cash basis taxpayer to an accrual basis taxpayer which resulted in a tax liability for previous years which is payable over four years. The tax expense as a percentage of net income during the prior quarter was higher than would normally be expected because of additional taxes recorded in connection with a change in total estimated taxes due.

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

      We maintain a line of credit to manage fluctuations in cash flows. At December 31, 1999, the total amount available under our line of credit was $450,000, which was increased to $500,000 in June 2000. At December 31, 2000, the Company had borrowed approximately $276,000 under the line of credit and borrowing at March 31,2001 under the line of credit were approximately $351,000. At March 31, 2000, we had paid down the line in full. We are presently negotiating to increase the amount available under the line of credit. The purpose of this increase is to accommodate the increased tax payments resulting from the conversion from a cash basis taxpayer to an accrual basis taxpayer as well as to finance additional receivables.

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

                           PART II - OTHER INFORMATION

None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Microwave Transmission Systems, Inc.


Dated: - May 17, 2001                     By: /s/ P. David Spurlin
                                          -------------------------------------
                                          P. David Sputlin,
                                          President and Chief Financial Officer