Form 10QSB
period 2001-06-30
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2001-08-10
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219


                       Microwave Transmission Systems, Inc.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Texas                                   75-2197372
-------------------------------------------------------------------------------
(State or other  jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)


         541 Sterling Drive, Richardson, TX                75081
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2001: 6,440,084

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                               (Unaudited)
                                                                                 June 30,         December 31,
                                                                                   2001               2000
                                                                             ------------        ------------
Current assets
    Cash and cash equivalents                                                $     45,488        $     96,582
    Marketable securities, available for sale                                       2,797               1,634
    Accounts receivable, trade, including $40,505 (unaudited) and $0, respectively, due from affiliates, net of allowance for doubtful
      accounts of $35,174 (unaudited) and $35,174, respectively                 2,864,801           1,794,609
    Inventory                                                                      37,374               5,937
    Unbilled accounts receivable                                                   37,142             319,802
    Due from affiliates                                                            13,697             383,768
    Employee advances                                                              24,085              29,735
    Jobs in progress                                                              266,251              98,840
    Prepaid and other current assets                                               77,029              19,677
                                                                             ------------        ------------
              Total current assets                                              3,368,664           2,750,584

Property and equipment, net                                                     1,210,618             725,722

Non-current notes receivable - related parties                                    250,921             257,561
Other assets                                                                       40,935                   -
                                                                             ------------        ------------

              Total assets                                                   $  4,871,138        $  3,733,867
                                                                             ============        ============




            See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS (Continued)



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               (Unaudited)
                                                                                 June 30,         December 31,
                                                                                  2001                2000
                                                                             ------------        ------------
Current liabilities
    Borrowings on line of credit                                             $    310,000        $    275,653
    Current portion of long-term debt                                             226,649             149,967
    Accounts payable, including $454,866 (unaudited) and
      $154,064 due to affiliates, respectively                                    710,159             305,673
    Accrued liabilities                                                           257,814             332,705
    Income taxes payable                                                          446,453             508,349
                                                                             ------------        ------------
              Total current liabilities                                         1,951,075           1,572,347

Income taxes payable - non-current                                                234,566             249,602
Deferred tax liability - non-current                                                6,590               8,952
Long-term debt, less current portion                                              274,608              93,728
                                                                             ------------        ------------

              Total liabilities                                                 2,466,839           1,924,629
                                                                             ------------        ------------

Shareholders' equity
    Preferred stock, $0.001 par value; 10,000,000 shares authorized;
      none issued and outstanding                                                       -                   -
    Common stock $0.001 par value; 40,000,000 shares authorized;
      6,440,084 (unaudited) and 6,340,084 shares issued and
      outstanding, respectively                                                     6,440               6,340
    Additional paid-in capital                                                    147,860              72,960
    Accumulated other comprehensive income                                           (203)             (1,366)
    Retained earnings                                                           2,250,202           1,731,304
                                                                             ------------        ------------

              Total shareholders' equity                                        2,404,299           1,809,238
                                                                             ------------        ------------

              Total liabilities and shareholders' equity                     $  4,871,138        $  3,733,867
                                                                             ============        ============



            See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME




                                                  (Unaudited)                             (Unaudited)
                                        Three months ended June 30,                Six months ended June 30,

                                              2001           2000                   2001                2000
                                          -----------     -----------           -------------      ------------

Net sales                                 $ 3,897,531     $ 1,751,217           $   6,098,134      $  3,228,319
Cost of sales                               2,728,953       1,086,675               4,191,834         2,046,207
                                          -----------     -----------           -------------      ------------

         Gross profit                       1,168,578         664,542               1,906,300         1,182,112

Operating expenses                            617,335         500,874               1,176,728           892,930
                                          -----------     -----------           -------------      ------------

         Operating income                     551,243         163,668                 729,572           289,182

Interest income from related parties            2,781           5,314                   7,342            11,587
Other income from related parties              49,844          54,543                  97,185            91,557
Interest expense                               (9,758)         (6,011)                (20,235)           (8,559)
                                          -----------     -----------           --------------     -------------

         Income before taxes                  594,110         217,514                 813,864           383,767

Provision for income taxes
    Current                                   232,693          76,451                 297,328           268,489
    Deferred                                        -               -                  (2,362)          (59,523)
                                          -----------     -----------           --------------     -------------
                                              232,693          76,451                 294,966           208,966
                                          -----------     -----------           -------------      ------------

         Net income                       $   361,417     $   141,063           $     518,898      $    174,801
                                          ===========     ===========           =============      ============

Net earnings per common share - basic
   and diluted                            $       .06     $       .02           $         .08      $        .03
                                          ===========     ===========           =============      ============

Weighted average number of common
   shares outstanding - basic and diluted   6,349,974       6,250,084               6,345,056         6,250,084
                                          ===========     ===========           =============      ============



            See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              (Unaudited)         (Unaudited)
                                                                              Six months          Six months
                                                                                 ended               ended
                                                                             June 30, 2001       June 30, 2000
                                                                             -------------       -------------
Cash flows from operating activities

    Net income from operations                                               $    518,898        $   174,801
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization                                               114,857             70,423
      Gain on disposal or sale of property and equipment                           (5,825)            (5,000)
      Deferred income taxes                                                        (2,362)           (59,523)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                            (1,029,687)           (48,853)
        Related party receivables                                                 (40,505)           (26,606)
        Inventory                                                                 (31,437)            (5,937)
        Unbilled accounts receivable                                              282,660                  -
        Employee advances                                                           5,650             (8,354)
        Jobs in progress                                                         (167,411)          (145,250)
        Prepaid and other current assets                                          (57,352)             9,910
        Other assets                                                              (40,935)                 -
        Accounts payable                                                          103,684            255,290
        Related party payables                                                    300,802                  -
        Accrued liabilities                                                       (74,891)          (106,533)
        Income taxes payable                                                      (76,932)           167,556
                                                                             -------------       -----------

              Cash flows provided by (used in) operating activities              (200,786)           271,924
                                                                             =============       ===========

Cash flows from investing activities
    Purchases of property and equipment                                          (166,075)           (51,694)
    Proceeds from sale of property and equipment                                    6,000             30,000
    Issuance of notes receivable                                                   (5,435)          (146,000)
    Payments received on notes receivable                                          12,075             30,533
    Advances to affiliates                                                       (328,347)          (350,083)
    Advances from affiliates                                                      333,366                  -
    Payments received on advances to affiliates                                   698,418            518,908
    Payments on advances from affiliates                                         (333,366)                 -
    Purchase of marketable securities                                                   -            (80,000)
                                                                             ------------        -----------

              Cash flows provided by (used in) investing activities               216,636            (48,336)
                                                                             ============        ============

Cash flows from financing activities
    Proceeds from line of credit                                                  911,392            410,000
    Payments on line of credit                                                   (877,045)          (550,806)
    Borrowings of long-term debt                                                        -                  -
    Repayment of long-term debt                                                  (101,291)           (42,136)
                                                                             ------------        ------------

              Cash flows used in financing activities                             (66,944)          (182,942)
                                                                             =============       ============

Net increase (decrease) in cash and cash equivalents                              (51,094)            40,646

Cash and cash equivalents, beginning of period                                     96,582             22,445
                                                                             ------------        -----------
Cash and cash equivalents, end of period                                     $     45,488        $    63,091
                                                                             ============        ===========

            See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                              (Unaudited)         (Unaudited)
                                                                              Six months          Six months
                                                                                 ended               ended
                                                                             June 30, 2001       June 30, 2000
                                                                             -------------       -------------
Supplemental disclosures for cash flow information:
    Cash paid during the period for:
      Interest                                                               $     20,235        $     8,559
                                                                             ============        ===========
      Income taxes                                                           $    374,310        $    53,000
                                                                             ============        ===========


Supplemental non-cash financing and investing activities:
    Note received from sale of property and equipment                        $          -        $    28,996
                                                                             ============        ===========
    Purchase of property and equipment with long-term debt                   $    358,853        $    73,081
                                                                             ============        ===========
    Issuance of common stock for land purchase                               $     75,000        $         -
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

NOTE 2.  Reclassifications


Certain 2000 amounts have been reclassified to conform with 2001 presentation.

NOTE 3.  LONG-TERM DEBT


In June 2001, the Company entered into an installment note agreement with a bank with a maximum facility of $360,000 which matures in June 2007. Interest is payable monthly at the rate of 7.98%. The note is secured by the real property and building to be constructed located in Melissa, Texas, and the personal guarantee of the majority shareholder. At June 30, 2001, the Company had borrowed $255,158 under this installment note agreement.

NOTE 4.  ACQUISITION


In June 2001, the Company acquired the manufacturing assets of Redin Welding, Inc., a manufacturer of mounting hardware for the wireless tower industry. Total consideration for the acquisition was $66,765 plus $13,438 in related acquisition costs which have been recorded as goodwill and are presented as other assets in the accompanying consolidated balance sheet at June 30, 2001. The goodwill is amortized using the straight-line method over a period of 15 years. The Company periodically evaluates the carrying value and the amortization period of goodwill to determine whether revisions to carrying value or useful lives is warranted. The book value of the assets acquired (which is estimated to approximate fair value) resulted in operating assets of $66,765. The acquisition has been accounted for under the purchase method of accounting.

NOTE 5.  SUBSEQUENT EVENTS

In April 2001, MTSI signed letters of intent to acquire 100% of the outstanding stock of Viper Communication Systems, Inc., CKS Management, Inc., and Epic Communications, Inc. All entities are related through a common shareholder, P. David Spurlin, who is the majority shareholder and Chief Executive Officer of the Company. The transactions will be funded with approximately $2,500,000 in cash and 5,400,000 shares of common stock of the Company. Closing is scheduled for August 2001.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General
      Most of our revenues, 60% in fiscal 2001, are derived from the construction of wireless transmission and receiving facilities used by cellular and PCS telephones. Generally, 15% of our revenues are derived from maintenance of those and similar facilities and another 15% are derived from fabricating, grounding, painting facilities and antenna testing. The remaining 10% of our revenues are derived from the erection of microwave towers.

      In fiscal 2000 we saw two new trends that affected the results of our operations. An increased portion of our operations came from the build out of systems of towers in a single geographical location rather than the construction of one or a few towers in many locations. Where we can concentrate construction of several towers in a single location, our employees work more efficiently and our mobilization expenses are reduced.

      In addition, the sale of construction materials and equipment have comprised a greater percentage of net revenues, 29% for the first six months of 2001 compared to 14% for the same period in 2000. Traditionally, our clients have provided materials and equipment used for construction projects. The effect of these purchases increased our revenues but offset the gains in margins that we would have otherwise achieved from our personnel's greater efficiency. These trends continued into fiscal 2001.

      On a case-by case basis, we continue to evaluate the ownership and management of towers used in cellular and PCS communications, but will not engage in this activity unless the financial return is attractive. We will not dedicate resources to actively seek these opportunities and will require that any investment not jeopardize operations or strategic expansion plans.



Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Our net earnings increased 156.2% to $361,417 in the second quarter of 2001 from $141,063 in the second quarter of 2000. Our income before taxes reflected a similar growth with income before taxes of $594,110 in the second quarter of 2001 and $217,514 in the same period in fiscal 2000, an increase of 173.1%.

      Our revenues in the second quarter of 2001 increased 122.6%, to $3,897,531 from $1,751,217 in the second quarter of 2000. Most of this increase reflects a greater number of projects completed for clients and the sale of materials and equipment used on projects. Excluding the cost of materials and equipment in both periods, our revenues for construction services increased approximately 95% in the second quarter of 2001 when compared to the second quarter of 2000.

      Our gross profit in the second quarter increased approximately 75.8%, to $1,168,578 from $664,542. The smaller increase in gross profit when compared to the increase of 122.6% in revenues reflects lower margins we receive from the sale of materials and equipment and the increased use of contract labor, including $65,991 paid to an affiliate, CKS Management, Inc. and $379 paid to another affiliate, Epic Communications, Inc.

      Operating expenses increased approximately 23.3% between the second quarter of 2001 and the same period in 2000, largely reflecting increased general and administrative expenses of a larger organization. We believe we can continue to grow our revenue base without a corresponding percentage increase in operating expenses, resulting in improved operating leverage and profit margin. For the three months ended June 30, 2001, operating expenses to net sales were 15.8%, compared to 28.6% for the comparable period in 2000.

      Beginning in fiscal 2000, we converted from a cash basis taxpayer to an accrual basis taxpayer which resulted in a tax liability for previous years which is payable over four years. The tax expense as a percentage of net income during the prior quarter was higher than would normally be expected because of additional taxes recorded in connection with a change in total estimated taxes due.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Our net earnings increased 196.9% to $518,898 for the first six months of 2001 from $174,801 for the same period in 2000. Our income before taxes increased 112.1% to $813,864 in the first six months of 2001 from $383,767 in the same period in fiscal 2000.

      Our revenues in the first six months of 2001 increased 88.9%, to $6,098,134 from $3,228,319 for the corresponding period in 2000. Most of this increase reflects a greater number of projects completed for clients and the sale of materials and equipment used on projects. Excluding the cost of materials and equipment in both periods, our revenues for construction services increased approximately 56% in the first six months of 2001 when compared to the same period in 2000.

      Our gross profit in the first six months of 2001 increased approximately 61.3%, to $1,906,300 from $1,182,112. The smaller increase in gross profit when compared to the increase of 88.9% in revenues reflects lower margins we receive from the sale of materials and equipment and the increased use of contract labor, including $512,354 paid to an affiliate, CKS Management, Inc. and $129,950 paid to an affiliate, Viper Communication, Inc. and $109,802 paid to an affiliate, Epic Communications, Inc.

      Operating expenses increased approximately 31.8% between the second quarter of 2001 and the same period in 2000, largely reflecting increased general and administrative expenses of a larger organization. We believe we can continue to grow our revenue base without a corresponding percentage increase in operating expenses, resulting in improved operating leverage and profit margin. For the six months ended June 30, 2001, operating expenses to net sales were 19.3%, compared to 27.7% for the comparable period in 2000.

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



LIQUIDITY AND CAPITAL RESOURCES

      Our operations are funded through internally generated funds, equipment loans and a line of credit. On occasion, we also borrow from one of our related entities, Epic Communications, Inc., Viper Communication Systems, Inc. and CKS Management, Inc. Our receivables for a given quarter as a percentage of that quarter's revenues have increased throughout fiscal 2000 and into the first quarter of fiscal 2001. For the second quarter of 2001, accounts receivable as a percentage of revenues declined to traditional level. Nonetheless, because of revenue growth, the size of our accounts receivable continue to increase.

      We maintain a line of credit to manage fluctuations in cash flows. At June 30, 2001, the total amount available under our line of credit was $500,000. We are presently negotiating to increase the amount available under the line of credit. The purpose of this increase is to finance additional accounts receivable, fund future acquisitions and provide liquidity for general corporate purposes. We have received a commitment from our current lender to increase the available line of credit to $2,250,000. The increased line of credit is expected to be made available in August 2001. At June 30, 2001, the Company had borrowed $310,000 under the line of credit and borrowings at December 31, 2000 under the line of credit were $275,653.

      We are reviewing the possibility of acquiring other tower construction services providers and such acquisitions may require additional capital resources. Our management believes that cash flows provided by operations and availability of the line of credit, supplemented by our cash position, will be adequate to meet and sustain moderate growth. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment.

OTHER DEVELOPMENTS AND OUTLOOK

         In April 2001, MTSI signed a letter of intent to acquire 100% of the outstanding stock of Viper Communication Systems, Inc., CKS Management, Inc., and Epic Communications, Inc. Each of these companies is engaged in fabricating, building, and calibrating of wireless and satellite based transmitting and receiving facilities, principally in the United States. The letters of intent anticipate that Microwave Transmission will purchase each of these companies with cash and common stock. The transactions will be funded with approximately $2,500,000 in cash and 5,400,000 shares of common stock of the Company. We have received a commitment from our lender to finance the cash portion of the purchase price. Mr. Spurlin, our Chief Executive Officer, is a significant stockholder in each of these companies. The closing is scheduled for August 2001, subject to customary conditions.

         As part of its increased focus on providing a complete suite of tower construction services, MTSI announced in June 2001 that it had acquired the manufacturing assets of Redin Welding, Inc. Redin Welding is a manufacturer of mounting hardware for the wireless tower industry. In conjunction with the purchase of Redin Welding, MTSI acquired 72 acres of land in Melissa, Texas and has begun construction on a 10,000 square foot building. The new building will house MTSI's assembly facility, training center and product warehousing and distribution center. Total purchase price and construction costs are estimated at $500,000 with completion expected during the third quarter of 2001. The land and building costs will be financed with cash, long-term debt and the Company's common stock.


-------------------------------------------------------------------------------
FORWARD-LOOKING STATEMENTS


         The Management's Discussion and Analysis of Financial Condition and Results of Operations, the Other Developments and Outlook and other sections of this report on Form 10-QSB contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 and the Private Securities Litigation Reform Act of 1995. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect our company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. These statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results and outcomes may differ materially from what is expressed or forecast in such forward-looking statements. The principal risks and uncertainties that may affect the Company's actual performance and results of operations include the following: general economic conditions; the cyclical and seasonal nature of the Company's business; adverse weather; governmental regulation; changes in governmental and public policy; competition; the availability of capital to finance our growth; projected growth of the wireless communications and wireless carrier industries; the implementation of new wireless technologies and the adoption of applications that use wireless technologies; and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of the Company's actual performance and results of operations.

PART II - Other Information

Item 2. Changes in Securities.

     On June 22, 2001 the registrant issued 100,000 shares of its Common Stock in connection with the acquisition of land in Melissa, Texas. The securities were valued at $0.75 per share and the issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to
     Section 4(2) thereunder as a transaction not involving a public offering.

Item 4. Submission of Matters to a Vote of Security Holders.

     On May 18, 2001, the registrant held its annual meeting of shareholders. At that meeting, directors were elected, and the stockholders ratified the appointment of King Griffin & Adamson P.C. as the registrant's auditors. The results of the voting were as follows:

            DIRECTORS                           FOR       AGAINST        ABSTAIN

       P. David Spurlin                   5,920,511            39              0
       D. Susan King                      5,920,550             0              0
       David Story                        5,920,511            39              0
       Michael Sutton                     5,920,550             0              0
       Carl Moore                         5,920,550             0              0
       S. Kerry Tassopoulos               5,920,550             0              0
       Lou Strenger                       5,920,511             0             39


            Ratification of King Griffin & Adamson P.C. as auditors

                           FOR                AGAINST             ABSTAIN

                       3,472,425              1,260                100

Item 6. Exhibits and Reports on Form 8-K.

     (b) On May 21, 2001, the registrant filed a current report on Form 8-K,
     Item 5, relating to certain letters of intent entered into by the registrant.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Microwave Transmission Systems, Inc.


Dated: - August 9, 2001                 By: /s/ P. David Spurlin
                                        ---------------------------------------
                                        P. David Spurlin,
                                        President and Chief Executive Officer