Form 10QSB
period 2001-09-30
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2001-11-13
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of October 31, 2001: 11,828,880

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                   (Unaudited)      (Unaudited)
                                                                                  September 30,     December 31,
                                                                                      2001              2000
                                                                                ------------------------------------
                                                                                ------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $      20,602    $      150,862
    Marketable securities                                                                 2,992             1,634
    Accounts receivable, trade, net of allowance for doubtful
        accounts of $33,844 and $35,174, respectively                                 4,109,018         3,522,093
    Inventory                                                                            77,170             5,937
    Employee advances                                                                    71,077            59,804
    Jobs in progress                                                                    834,787           634,550
    Prepaid and other current assets                                                     47,008            62,335
                                                                                  -------------    --------------
       TOTAL CURRENT ASSETS                                                           5,162,654         4,437,215

PROPERTY AND EQUIPMENT                                                                3,831,874         2,982,427
    Less accumulated depreciation                                                      (840,027)       (1,010,639)
                                                                                  -------------    --------------
       NET PROPERTY AND EQUIPMENT                                                     2,991,847         1,971,788

OTHER ASSETS
    Non-current notes receivable - related parties                                          166           264,061
    Other assets                                                                        115,133                 -
    Goodwill                                                                          3,967,810                 -
                                                                                  -------------    --------------
       TOTAL OTHER ASSETS                                                             4,083,109           264,061
                                                                                  -------------    --------------

       TOTAL ASSETS                                                               $  12,237,610    $    6,673,064
                                                                                  =============    ==============




See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                (Unaudited)       (Unaudited)
                                                                               September 30,      December 31,
                                                                                   2001               2000
                                                                            --------------------------------------
                                                                            --------------------------------------
CURRENT LIABILITIES
    Accounts payable                                                            $     324,510     $     241,181
    Accrued liabilities                                                               877,817           721,976
    Income taxes payable                                                              852,864         1,201,570
    Borrowings on line of credit                                                    1,511,985           475,653
    Current portion of long-term debt                                               1,162,793           225,786
                                                                                -------------     -------------
       TOTAL CURRENT LIABILITIES                                                    4,729,969         2,866,166


Income taxes payable - non-current                                                    767,983           249,602
Deferred tax liability - non-current                                                    6,590             8,952
Long-term debt, less current portion                                                  533,943           166,429
                                                                                -------------     -------------

       TOTAL LIABILITIES                                                            6,038,485         3,291,149

Minority Interest                                                                           -           770,612

SHAREHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                             -                 -
    Common stock $0.001 par value; 40,000,000 shares authorized; 11,828,880
    and 8,358,016 shares issued and outstanding, respectively                          11,829             8,358
    Additional paid-in capital                                                      2,717,986            72,960
    Accumulated other comprehensive income                                              1,357            (1,366)
    Retained earnings                                                               3,467,953         2,531,351
                                                                                -------------     -------------
       TOTAL SHAREHOLDERS' EQUITY                                                   6,199,125         2,611,303
                                                                                -------------     -------------

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  12,237,610     $   6,673,064
                                                                                =============     =============



See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                           (Unaudited)                             (Unaudited)
                                                       Three Months Ended                       Nine Months Ended
                                                          September 30,                           September 30,
                                                     2001              2000                   2001             2000
                                               ------------------------------------    ------------------------------------
                                               ------------------------------------    ------------------------------------

Net sales                                         $   4,515,097    $   5,363,422          $  14,489,560     $  11,895,893
Cost of sales                                         2,888,683        3,371,255              9,083,410         7,081,650
                                                  --------------   --------------         --------------    -------------

     Gross profit                                     1,626,414        1,992,167              5,406,150         4,814,243

Operating expenses                                    1,168,506          931,559              3,340,757         2,809,979
                                                  --------------   --------------         -------------     -------------

     Operating income                                   457,908        1,060,608              2,065,393         2,004,264

Merger costs                                             54,424                -                 54,424                 -
Interest expense, net                                    27,034            9,349                 52,055            22,158
                                                  --------------   --------------         --------------    -------------

     Income before taxes                                376,450        1,051,259              1,958,914         1,982,106

Provision for income taxes                              121,914          345,597                678,205           757,173
                                                  --------------   --------------         ---------------   -------------

     Net income before minority interest                254,536          705,662              1,280,709         1,224,933

Minority interest                                       148,454          170,801                344,085           339,544
                                                  -------------    -------------          -------------     -------------

     Net earnings available to common
     shareholders                                 $     106,082    $     534,861          $     936,624     $     885,389
                                                  =============    =============          =============     =============


Net earnings per common share - basic
     and diluted                                       $ 0.01           $ 0.06                 $ 0.11            $ 0.11
                                                  =============    =============          =============     =============

Weighted average number of common
     shares outstanding - basic and diluted           9,628,425        8,293,288              8,789,436         8,276,501
                                                  =============    =============          =============     =============




See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    (Unaudited)           (Unaudited)
                                                                 Nine months ended     Nine months ended
                                                                 September 30, 2001    September 30, 2000
                                                                 ------------------    ------------------
Cash flows from operating activities
    Net income from operations                                         $     936,624         $     885,389
    Adjustments to reconcile net income to net cash provided
       by (used in)operating activities:
          Minority interest                                                 (770,612)              321,900
          Provision for bad debts                                                  -                35,174
          Depreciation and amortization                                      253,095               197,159
          Common stock issued as compensation                                  7,500                56,250
          Gain on disposal or sale of property and equipment                 (20,525)              (39,791)
          Deferred income taxes                                               (2,362)               (9,761)
    Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable - trade                                        590,540            (1,125,547)
          Inventory                                                          (71,233)               (5,937)
          Employee advances                                                  (11,273)               (2,978)
          Jobs in progress                                                    29,872              (203,484)
          Prepaid and other current assets                                    34,648                16,255
          Other assets                                                      (115,133)                    -
          Accounts payable                                                  (359,051)              459,589
          Accrued liabilities                                               (924,803)                3,111
          Income taxes payable                                               169,675               654,149
                                                                       --------------        -------------
Cash flows provided by (used in) operating activities                       (253,038)            1,241,478
                                                                       -------------         -------------

Cash flows from investing activities
    Acquisition of businesses, net of cash acquired                       (1,412,924)                    -
    Purchases of property and equipment                                     (227,871)             (919,463)
    Proceeds from sale of property and equipment                              53,800               130,306
    Issuance of notes receivable                                              (7,558)             (154,656)
    Payments received on notes receivable                                    271,453                40,905
    Purchase of marketable securities                                              -               (80,000)
    Proceeds from sale of marketable securities                                    -                77,000
                                                                       -------------         -------------
Cash flows provided by (used in) investing activities                     (1,323,100)             (905,908)
                                                                       -------------         -------------

Cash flows from financing activities
    Net activity on line of credit                                         1,036,332               (40,806)
    Borrowings of long-term debt                                           1,650,782               265,731
    Repayment of long-term debt                                             (346,261)             (405,450)
    Distribution to controlling shareholder in business
acquisitions                                                                (894,975)                    -
                                                                       -------------         -------------
Cash flows provided by (used in) financing activities                      1,445,878              (180,525)
                                                                       -------------         -------------

Net increase (decrease) in cash and cash equivalents                        (130,260)              155,045

Cash and cash equivalents, beginning of period                               150,862                62,578
                                                                       --------------        -------------

Cash and cash equivalents, end of period                               $      20,602         $     217,623
                                                                       ==============        =============



See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                    (Unaudited)           (Unaudited)
                                                                 Nine months ended     Nine months ended
                                                                 September 30, 2001    September 30, 2000
                                                                 ------------------    ------------------

Supplemental disclosures for cash flow information:
    Cash paid during the period for:
       Interest                                                       $      52,056         $      22,159
                                                                      =============         =============
       Income taxes                                                   $     508,146         $     125,336
                                                                      =============         =============


Supplemental non-cash financing and investing activities:
    Purchase of property and equipment with long-term debt            $     432,158         $     169,124
                                                                      =============         =============
    Issuance of common stock for land purchase                        $      75,000         $           -
                                                                      =============         =============
    Issuance of common stock for business acquisitions                $   7,853,042         $           -
                                                                      =============         =============







See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      NOTES TO INTERIM FINANCIAL STATEMENTS



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

NOTE 3.  LONG-TERM DEBT


In August 2001, the Company entered into a $1,100,000 term loan agreement with a bank which matures in August 2006. Interest is payable at the bank's prime rate or 6% at September 30, 2001. In August 2001, the Company also entered into a $2,550,000 master revolving note with a bank which matures in August 2003. The revolving note bears interest at the bank's prime rate plus .5%, or 6.50% at September 30, 2001. Both the term loan and master revolving note are secured by all assets and properties of the Company and the personal guarantee of the majority shareholder.

In June 2001, the Company entered into an installment note agreement with a bank with a maximum facility of $360,000 which matures in June 2007. Interest is payable monthly at the rate of 7.98%. The note is secured by the real property and building to be constructed located in Melissa, Texas, and the personal guarantee of the majority shareholder. At September 30, 2001, the Company had borrowed $360,000 under this installment note agreement.

NOTE 4.  ACQUISITIONS

On August 30, 2001, the Company closed the acquisition via merger of CKS Management, Inc., Viper Communication Systems, Inc. and Epic Communications, Inc., three Texas corporations engaged in the same business as the company of constructing and maintaining wireless communications transmitting and receiving facilities for providers of wireless communication services (the "Acquired Businesses"). The transactions are structured as mergers of the Acquired

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      NOTES TO INTERIM FINANCIAL STATEMENTS

Businesses into three wholly owned subsidiaries of the Company formed for the purpose of effecting the mergers. The Acquired Businesses will continue to operate as separate subsidiaries under their same names before the transactions. Consideration for the mergers consisted of 5,378,796 shares of the Company's Common Stock and cash in the amount of $2,514,168. Such cash was obtained from the proceeds of a loan described in Note 3. Of such consideration, 2,017,932 shares of common stock was issued, and $894,975 of the cash was paid to P. David Spurlin, the Chief Executive Officer of the Company and the controlling shareholder of the Acquired Businesses. The merger consideration was determined based upon an internal valuation using a formula of five times estimated earnings for the year ending December 31, 2001. The Company will also be obligated to issue additional consideration if the earnings of any of the acquired companies exceeds the 2001 valuation estimate.

All Acquired Businesses were under the common control of P. David Spurlin, the Chief Executive Officer of the Company. Therefore, the portion of the acquisition related to the minority interest was accounted for under the purchase method of accounting. The portion of the acquisition under common control was accounted for as a pooling for all periods presented. Therefore these financial statements include the consolidated operations of MTSI and the Acquired Businesses for all periods presented after giving effect to the minority interest which was not treated as being acquired until August 30, 2001.

The fair value of assets and liabilities acquired in the purchase transaction consisted of:

                                                                  Viper
                                                CKS             Communication Epic
                                                Management,      Systems,    Communications,
                                                   Inc.            Inc.           Inc.           Total
                                               -------------  -------------  -------------   -------------

Cash                                           $      48,890  $     102,312  $      55,067   $     206,269
Accounts receivable                                  498,864        540,610        137,991       1,177,465
Jobs in progress                                     164,878         36,638         28,593         230,109
Property and equipment                               405,159        387,476         62,757         855,392
Other                                                  3,463          7,498          8,360          19,321
Goodwill, net of minority interest                   794,672      2,378,012        795,126       3,967,810
Accounts payable                                    (203,206)       (58,504)       (14,012)       (275,722)
Accrued expenses                                    (316,361)      (351,057)      (101,544)       (768,962)
                                               -------------  -------------  -------------   -------------

                                               $   1,396,359  $   3,042,985  $     972,338   $   5,411,682
                                               =============  =============  =============   =============


During the three months ended September 30, 2001, the Company recorded merger costs of $54,424. These merger costs are associated with the August 30, 2001 acquisitions.


NOTE 5.  NEW ACCOUNTING PRONOUNCEMENT


In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill not be amortized under any circumstance and only is reduced if it is found to be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, but earlier adoption is permissible under certain circumstances, specifically for transactions completed after June 30, 2001. MTSI will, therefore, not record amortization of goodwill, but will test for impairment as required under this standard.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


General
      Most of our revenues, 60% in fiscal 2001, are derived from the installation of wireless transmission and receiving facilities used by cellular and PCS telephones. Generally, 15% of our revenues are derived from maintenance of those and similar facilities and another 15% are derived from fabricating, grounding, painting facilities and antenna testing. The remaining 10% of our revenues are derived from the erection of microwave towers.

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

      Secondly, our clients have traditionally provided materials and equipment used for construction projects. Beginning in late 2000 and continuing through the second quarter of 2001, we began to purchase these materials and equipment for some of our clients with the result that the sale of construction materials and equipment have comprised a greater percentage of net revenues, 16% for the first nine months of 2001 compared to 11% for the same period in 2000. The effect of these purchases and sales increased our revenues but offset the gains in margins that we would have otherwise achieved from our personnel's greater efficiency. This trend diminished significantly in the third quarter of 2001, significantly contributing to the decline in revenues in the third quarter of 2001 when compared to the third quarter of 2000.

      On a case-by case basis, we continue to evaluate the ownership and management of towers used in cellular and PCS communications, but will not engage in this activity unless the financial return is attractive. We will not dedicate resources to actively seek these opportunities and will require that any investment not jeopardize operations or strategic expansion plans.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

      Our net earnings decreased 80% to $106,082 in the third quarter of 2001 from $534,861 in the third quarter of 2000. Our income before taxes and minority interest reflected a similar decline with income before taxes and minority interest of $376,450 in the third quarter of 2001 and $1,051,259 in the same period in fiscal 2000, a decrease of 64%.

      Our revenues in the third quarter of 2001 decreased 16%, to $4,515,097 from $5,363,422 in the third quarter of 2000. Most of this decrease reflects the decline in sales of materials and equipment between the comparable periods, a decline of approximately $400,000. In addition, the amount accrued for jobs in progress increased by approximately $200,000 or 32%, reflecting jobs on which we have worked but not completed. Our gross profit in the third quarter decreased approximately 18%, to $1,626,414 from $1,992,167. We have maintained gross margin at 36% and 37%, respectively.

      Operating expenses increased approximately 25% between the third quarter of 2001 and the same period in 2000, largely reflecting increased general and administrative expenses of a larger organization, the cost of being publicly held, particularly the expenses for legal, accounting, other financial professionals, and financing costs incurred in the third quarter for the merger of three entities. We believe we can continue to grow our revenue base without a corresponding percentage increase in operating expenses, resulting in improved operating leverage and profit margin. For the three months ended September 30, 2001, operating expenses to net sales were 26%, compared to 17% for the comparable period in 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

      Our net earnings increased 5% to $936,624 for the first nine months of 2001 from $885,389 for the same period in 2000. Our income before taxes and minority interest decreased 1% to $1,958,914 in the first nine months of 2001 from $1,982,106 in the same period in fiscal 2000.

      Our revenues in the first nine months of 2001 increased 22%, to $14,489,560 from $11,895,893 for the corresponding period in 2000. Most of this increase reflects a greater number of projects completed for clients and the sale of materials and equipment used on projects. Excluding the cost of materials and equipment in both periods, our revenues for construction services increased approximately 18% in the first nine months of 2001 when compared to the same period in 2000.

      Our gross profit in the first nine months of 2001 increased approximately 12%, to $5,406,150 from $4,814,243. The smaller increase in gross profit when compared to the increase of 22% in revenues reflects lower margins we receive from the sale of materials and equipment and the increased use of contract labor. Operating expenses increased approximately 19% for the first nine months of 2001 and the same period in 2000, largely reflecting increased general and administrative expenses of a larger organization and the costs of being publicly held, particularly legal and accounting costs and consulting from other financial professionals. For the nine months ended September 30, 2001, operating expenses to net sales were 23%, compared to 24% for the comparable period in 2000.


LIQUIDITY AND CAPITAL RESOURCES

      Our operations are funded through internally generated funds, equipment loans and a line of credit. At September 30, 2001, cash and marketable securities were $23,594, compared to $152,496 at December 31, 2000. Cash flows used in operations were $(253,038), a decrease from $1,241,478 provided by operations during the first nine months of 2000. The Company had $3,208,721 of short-term and long-term debt, while stockholders' equity was $6,199,125 at September 30, 2001.

      We maintain a line of credit to manage fluctuations in cash flows. At September 30, 2001, the total amount available under our line of credit was $2,550,000. At September 30, 2001, the Company had borrowed $1,511,985 under the line of credit and borrowings at December 31, 2000 under the line of credit were $475,653. In addition to the borrowings under the line of credit, in the third quarter of 2001 the Company entered into a term loan in the amount of $1,100,000 to assist in financing the merger of three entities, the cash consideration for such acquisitions amounting to $2,514,168. Accordingly, the acquisitions were financed from operating capital, the $1,100,000 term loan and borrowings under our line of credit.

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

PART II - Other Information

Item 2. Changes in Securities.

      On August 30, 2001 the registrant issued 5,378,796 shares of its Common Stock in connection with the acquisition of CKS Management, Inc., Viper Communication Systems, Inc. and Epic Communications, Inc. The securities were valued at $1.46 per share and the issuance of the shares was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereunder as a transaction not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K.

      (b) On September 7, 2001, the registrant filed a current report on Form 8-K, Item 5, relating to the closing of the acquisition of CKS Management, Inc., Viper Communication Systems, Inc. and Epic Communications, Inc. effective as of August 30, 2001.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Microwave Transmission Systems, Inc.


Dated: - November 13, 2001                By: /s/ P. David Spurlin
                                          --------------------------------------
                                          P. David Spurlin,
                                          President and Chief Executive Officer