Form 10QSB/A
period 2001-09-30
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2001-12-11
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                Amendment No. 1


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

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                   (Unaudited)      (Unaudited)
                                                                                  September 30,     December 31,
                                                                                      2001              2000
                                                                                ------------------------------------
                                                                                ------------------------------------
CURRENT ASSETS
    Cash and cash equivalents                                                     $      20,602    $      150,862
    Marketable securities                                                                 2,992             1,634
    Accounts receivable, trade, net of allowance for doubtful
    accounts of $33,844 and $35,174, respectively                                     4,109,018         3,522,093
    Inventory                                                                            77,170             5,937
    Employee advances                                                                    71,077            59,804
    Jobs in progress                                                                    834,787           634,550
    Prepaid and other current assets                                                     47,008            62,335
                                                                                  -------------    --------------
       TOTAL CURRENT ASSETS                                                           5,162,654         4,437,215

PROPERTY AND EQUIPMENT                                                                3,831,874         2,982,427
    Less accumulated depreciation                                                      (840,027)       (1,010,639)
                                                                                  -------------    --------------
       NET PROPERTY AND EQUIPMENT                                                     2,991,847         1,971,788

OTHER ASSETS

    Non-current notes receivable - related parties                                          166           264,061
    Other assets                                                                        115,133                 -
    Goodwill                                                                          5,082,183                 -
                                                                                  -------------    --------------
       TOTAL OTHER ASSETS                                                             5,197,482           264,061

       TOTAL ASSETS                                                               $  13,351,983    $    6,673,064
                                                                                  =============    ==============




See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                (Unaudited)       (Unaudited)
                                                                               September 30,      December 31,
                                                                                   2001               2000
                                                                            --------------------------------------
                                                                            --------------------------------------
CURRENT LIABILITIES
    Accounts payable                                                            $     324,510     $     241,181
    Accrued liabilities                                                               877,817           721,976
    Income taxes payable                                                              852,864         1,201,570
    Due to affiliates                                                                       -                 -
    Borrowings on line of credit                                                    1,511,985           475,653
    Current portion of long-term debt                                               1,162,793           225,786
                                                                                -------------     -------------
       TOTAL CURRENT LIABILITIES                                                    4,729,969         2,866,166


Income taxes payable - non-current                                                    767,983           249,602
Deferred tax liability - non-current                                                    6,590             8,952
Long-term debt, less current portion                                                  533,943           166,429
                                                                                -------------     -------------

       TOTAL LIABILITIES                                                            6,038,485         3,291,149

Minority Interest                                                                           -           770,612

SHAREHOLDERS' EQUITY
    Preferred stock, $0.001 par value; 10,000,000 shares authorized;
    none issued and outstanding                                                             -                 -
    Common stock $0.001 par value; 40,000,000 shares authorized; 11,828,880
    and 8,358,016 shares issued and outstanding, respectively                          11,829             8,358
    Additional paid-in capital                                                      3,832,359            72,960
    Accumulated other comprehensive income                                              1,357            (1,366)
    Retained earnings                                                               3,467,953         2,531,351
                                                                                -------------     -------------
       TOTAL SHAREHOLDERS' EQUITY                                                   7,313,498         2,611,303

       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  13,351,983     $   6,673,064
                                                                                =============     =============



See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                           (Unaudited)                             (Unaudited)
                                                       Three Months Ended                       Nine Months Ended
                                                          September 30,                           September 30,
                                                     2001              2000                   2001             2000

Net sales                                         $   4,515,097    $   5,363,422          $  14,489,560     $  11,895,893
Cost of sales                                         2,888,683        3,371,255              9,083,410         7,081,650
                                                  --------------   --------------         --------------    -------------

     Gross profit                                     1,626,414        1,992,167              5,406,150         4,814,243

Operating expenses                                    1,168,506          931,559              3,340,757         2,809,979
                                                  --------------   --------------         -------------     -------------

     Operating income                                   457,908        1,060,608              2,065,393         2,004,264

Merger costs                                             54,424                -                 54,424                 -
Interest expense, net                                    27,034            9,349                 52,055            22,158
                                                  --------------   --------------         --------------    -------------

     Income before taxes                                376,450        1,051,259              1,958,914         1,982,106

Provision for income taxes                              121,914          345,597                678,227           757,173
                                                  --------------   --------------         ---------------   -------------

     Net income before minority interest                254,536          705,662              1,280,687         1,224,933

Minority interest (e)                                   148,454          170,801                344,085           339,544
                                                  -------------    -------------          -------------     -------------

     Net earnings available to common
     shareholders                                 $     106,082    $     534,861          $     936,602     $     885,389
                                                  =============    =============          =============     =============



Net earnings per common share - basic
     and diluted                                  $       0.01     $       0.06           $       0.11      $       0.11
                                                  =============    =============          =============     =============

Weighted average number of common
     shares outstanding - basic and diluted           9,628,425        8,293,288              8,789,436         8,276,501
                                                  =============    =============          =============     =============



See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    (Unaudited)           (Unaudited)
                                                                 Nine months ended     Nine months ended
                                                                 September 30, 2001    September 30, 2000
                                                                 ------------------    ------------------
Cash flows from operating activities
    Net income from operations                                         $     936,602         $     885,389
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Minority interest                                                  344,085               339,544
          Provision for bad debts                                                  -                35,174
          Depreciation and amortization                                      367,953               197,159
          Common stock issued as compensation                                  7,500                56,250
          Gain on disposal or sale of property and equipment                 (18,778)              (39,791)
          Unrealized gain on marketable securities                            (2,723)
          Deferred income taxes                                               (2,362)               (9,761)
    Changes in operating assets and liabilities, net of Acquisitions:
          Accounts receivable - trade                                       (586,925)           (1,125,547)
          Inventory                                                          (71,233)               (5,937)
          Employee advances                                                  (11,273)               (2,978)
          Jobs in progress                                                  (200,237)             (203,484)
          Prepaid and other current assets                                    15,327                16,255
          Other assets                                                      (115,133)                    -
          Accounts payable                                                    83,329               459,589
          Accrued liabilities                                                155,841                 3,111
          Income taxes payable                                               169,675               654,149
                                                                       --------------        -------------
Cash flows provided by operating activities                                1,071,648             1,259,122
                                                                       -------------         -------------

Cash flows from investing activities
    Acquisition of businesses, net of cash acquired                       (1,619,194)                    -
    Purchases of property and equipment                                     (914,129)             (937,107)
    Proceeds from sale of property and equipment                              53,800               130,306
    Issuance of notes receivable                                              (7,558)             (154,656)
    Payments received on notes receivable                                    271,453                40,905
    Purchase of marketable securities                                              -               (80,000)
    Proceeds from sale of marketable securities                                    -                77,000
                                                                       -------------         -------------
Cash flows provided by (used in) investing activities                     (2,215,628)             (923,552)
                                                                       -------------         -------------

Cash flows from financing activities
    Net activity on line of credit                                         1,036,332               (40,806)
    Borrowings of long-term debt                                           1,218,624               265,731
    Repayment of long-term debt                                             (346,261)             (405,450)
    Distribution to controlling shareholder in business
        acquisitions                                                        (894,975)                    -
                                                                       -------------         -------------
Cash flows used in financing activities                                    1,013,720              (180,525)
                                                                       -------------         -------------

Net increase (decrease) in cash and cash equivalents                        (130,260)              155,045

Cash and cash equivalents, beginning of period                               150,862                62,578
                                                                       --------------        -------------

Cash and cash equivalents, end of period                               $      20,602         $     217,623
                                                                       ==============        =============


See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                    (Unaudited)           (Unaudited)
                                                                 Nine months ended     Nine months ended
                                                                 September 30, 2001    September 30, 2000
                                                                 ------------------    ------------------

Supplemental disclosures for cash flow information:
Cash paid during the period for:
       Interest                                                       $      52,056         $      22,159
                                                                      =============         =============
       Income taxes                                                   $     508,146         $     125,336
                                                                      =============         =============


Supplemental non-cash financing and investing activities:
    Purchase of property and equipment with long-term debt            $     432,158         $     169,124
                                                                      =============         =============
    Issuance of common stock for land purchase                        $      75,000         $           -
                                                                      =============         =============
    Issuance of common stock for business acquisitions                $   5,513,356         $           -
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

NOTE 3.  LONG-TERM DEBT


In August 2001, the Company entered into a $1,100,000 term loan agreement with a bank which matures in August 2006. Interest is payable at the bank's prime rate or 6% at September 30, 2001. In August 2001, the Company also entered into a $2,550,000 master revolving note with a bank which matures in August 2003. The revolving note bears interest at the bank's prime rate plus .5%, or 6.50% at September 30, 2001. Both the term loan and master revolving note are secured by all assets and properties of the Company.

In June 2001, the Company entered into an installment note agreement with a bank with a maximum facility of $360,000 which matures in June 2007. Interest is payable monthly at the rate of 7.98%. The note is secured by the real property and a building to be built in Melissa, Texas, and the personal guarantee of the majority shareholder. At September 30, 2001, the Company had borrowed $360,000 under this installment note agreement.


NOTE 4.  ACQUISITIONs

On August 30, 2001, the Company closed the acquisition via merger of CKS Management, Inc., Viper Communication Systems, Inc. and Epic Communications, Inc., three Texas corporations engaged in the same business as the company of constructing and maintaining wireless communications transmitting and receiving facilities for providers of wireless communication services (the "Acquired Businesses"). The transactions are structured as mergers of the Acquired

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      NOTES TO INTERIM FINANCIAL STATEMENTS

Businesses into three wholly owned subsidiaries of the Company formed for the purpose of effecting the mergers. The Acquired Businesses will continue to operate as separate subsidiaries under their same names before the transactions. Consideration for the mergers consisted of 5,378,796 shares of the Company's Common Stock and cash in the amount of $2,514,168. Such cash was obtained from the proceeds of a loan from Comerica Bank - Texas. Of such consideration, 2,017,932 shares of common stock will be issued, and $894,975.17 of the cash will be paid to P. David Spurlin, the Chief Executive Officer of the Company and the controlling shareholder of the Acquired Businesses. The merger consideration was determined based upon an internal valuation using a formula of five times estimated earnings for the year ending December 31, 2001. The Company will also be obligated to issue additional consideration if the earnings of any of the acquired companies exceed the 2001 estimates.

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

The fair value of assets and liabilities acquired in the purchase transaction consisted of:

                                                      Viper                 Epic
                              CKS Management,      Communication       Communications,
                                   Inc.            Systems, Inc.            Inc.                Total

                            -------------------- ------------------- -------------------- -------------------
                            -------------------- ------------------- -------------------- -------------------
Cash                                $    48,890          $  102,312           $   55,067          $  206,269
Accounts receivable                     498,864             540,610              137,991           1,177,465
Jobs in progress                        164,878              36,638               28,593             230,109
Property and   equipment                405,159             387,476               62,757             855,392
Other                                     3,463               7,498                8,360              19,321
Goodwill                              1,243,007           2,860,130              979,046           5,082,183
Accounts payable                       (203,206)            (58,504)             (14,012)           (275,722)
Accrued expenses                       (316,361)           (351,057)            (101,544)           (768,962)
                                    -----------          ----------           ----------          ----------

                                    $ 1,844,694          $3,525,103           $1,156,258          $6,526,055
                                    ===========          ==========           ==========          ==========


Merger Costs:

During the three months ended September 30, 2001, the Company recorded merger costs of $54,424. These merger costs are associated with the August 30, 2001 acquisitions via merger of the Acquired Businesses, and include financial advisory, legal and accounting fees that generally are not deductible for income tax purposes.


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

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

      Our revenues in the third quarter of 2001 decreased 16%, to $4,515,097 from $5,363,422 in the third quarter of 2000. Most of this decrease reflects the decline in sales of materials and equipment between the comparable periods, a decline of approximately $400,000. In addition, the amount accrued for jobs in progress increased by approximately $200,000 or 32%, reflecting projects on which we have started but not completed. Our gross profit in the second quarter decreased approximately 18%, to $1,626,414 from $1,992,167. We have maintained gross margin at 36% and 37%, respectively.


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

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      NOTES TO INTERIM FINANCIAL STATEMENTS


Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

      Our net earnings increased 6% to $936,602 for the first nine months of 2001 from $885,389 for the same period in 2000. Our income before taxes and minority interest decreased 1% to $1,958,914 in the first nine months of 2001 from $1,982,106 in the same period in fiscal 2000.

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


LIQUIDITY AND CAPITAL RESOURCES

      Our operations are funded through internally generated funds, equipment loans and a line of credit. At September 30, 2001, cash and marketable securities were $23,594, compared to $152,496 at December 31, 2000. Cash flows provided by operations were $1,071,648, a decrease from $1,259,122 provided by operations during the first nine months of 2000. The Company had $3,208,721 of short-term and long-term debt, while stockholders' equity was $7,313,498 at September 30, 2001.

      We maintain a line of credit to manage fluctuations in cash flows. At September 30, 2001, our line of credit was $2,550,000. At September 30, 2001, the Company had borrowed $1,511,985 under the line of credit and borrowings at December 31, 2000 under the line of credit were $475,653. In addition to the borrowings under the line of credit, in the third quarter of 2001 the Company entered into a term loan in the amount of $1,100,000 to assist in financing the merger of three entities, the cash consideration for such acquisitions amounting to $2,514,168. Accordingly, the acquisitions were financed from operating capital, the $1,100,000 term loan and borrowings under our line of credit.

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

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      NOTES TO INTERIM FINANCIAL STATEMENTS

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

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Microwave Transmission Systems, Inc.


Dated: - December 10, 2001            By: /s/ P. David Spurlin
                                      ---------------------------------------
                                      P. David Spurlin,
                                      President and Chief Executive Officer