Form 10KSB
period 2001-12-31
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2002-04-01
CIK 1110568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2001

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $20,412,562

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 15, 2002: $7,441,977.

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,828,880.






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

Item 1. Description of Business.

General

         We are a holding company and the sole shareholder of MTSI, Inc., a Texas corporation ("MTSI"), CKS Management, Inc., ("CKS"), a Texas corporation, EPIC Communications, Inc., a Texas corporation ("Epic"), Viper Communications Systems Inc., a Texas corporation ("Viper")and Site Communications, ("Site"), which collectively are our only assets and the entities through which we conduct our operations. All references herein to "we," "us" or "our" with respect to our business operations refer to the combined business operations of Microwave Transmission Systems, Inc., MTSI, CKS, EPIC, VIPER AND SITE, unless specifically stated otherwise.

         Our principal business is the construction and maintenance of wireless communications transmitting and receiving facilities for providers of wireless communication services. Approximately 49% of our revenues are derived from operations in Texas,14% Florida, 7% N. Carolina, 6% Oklahoma, with the other 23% derived from operations in other regions of the United States and internationally. We have participated in the development of more than 4000, antenna sites in the United States. MTSI commenced operations in 1987, and was principally engaged in the construction of microwave towers. As part of this original effort, MTSI developed the skill to calibrate the antennae and instruments used in these towers and thereby assure the tower's robust operation, a value added skill that is used in implementing the construction and maintenance work on technologies utilized in later years. In the early 1990's MTSI began work on a variety of other wireless technologies lead by the sharp increase in use of cellular telephone systems, an analog technology. These other technologies included paging technologies as well as Specialized Mobile Radio and Enhanced Specialized Mobile Radio technologies. In the late 1990's MTSI began working Personal Communications Systems or PCS technologies, a technology that utilizes efficiencies of digital technology for the transmission of voice and data.

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

         With the acquisition of MTSI in August 1999, we issued 5,750,000 shares of Common Stock to P. David Spurlin, which constituted 92% of our then issued and outstanding stock, and thereby obtained operations. In January 2000, we changed our name to Microwave Transmission Systems, Inc.

         On August 30, 2001, the Company closed the acquisition via merger of CKS, Viper and Epic, three Texas corporations engaged in the same business as the company of constructing and maintaining wireless communications transmitting and receiving facilities for providers of wireless communication services (the "Acquired Businesses"). The transactions are structured as mergers of the Acquired Businesses into three wholly owned subsidiaries of the Company formed for the purpose of effecting the mergers. The Acquired Businesses will continue to operate as separate subsidiaries under their same names before the transactions. Consideration for the mergers consisted of 5,378,796 shares of the Company's Common Stock and cash in the amount of $2,514,168. Of such consideration, 2,017,932 shares of common stock were issued, and $894,975 of the cash was paid to P. David Spurlin, the Chief Executive Officer of the Company and the controlling shareholder of the Acquired Businesses.

         In continuation of our organic growth business model, in November 2001, we formed a corporation named Site Communications, Inc. This corporation was modeled after our successful Viper and Epic corporations who provide the same type of services. Site is located in Gallatin, Tennessee.

Industry Background

         The number of wireless transmissions that an antenna on a communication facility can process is limited. Wireless devices such as cellular telephones using analog technology, PCS telephones using digital technology, and other devices such as pagers and personal digital assistants or PDA's that use both analog and digital technology, all use radio frequencies to transmit to communication facilities, usually antennae located on towers near the user. The number of frequencies that are available to transmit to a communication facility and the capacity of that frequency to carry a given number of radio signals are limited. Heavy usage in a given area congests the frequencies and may result in a frequency or frequencies being unavailable. To increase capacity, the geographic area that an antenna serves is decreased through increased construction of antenna, thereby reducing the number of transmissions to a given antenna. As the number of users of wireless services increases, whether by increased number of users utilizing an existing technology or by increased usage of a new technology such as internet usage by PDA's, more towers and antennae must be built to reduce congestion.

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

         We initially constructed microwave and cellular transmission facilities, and installed electronic lines and components. As microwave technology evolved and matured, so did the construction and installation services relating to those technologies. In fact, we often return to previously built facilities to upgrade the equipment. Recent years have seen the rise of the use and demand for cellular telephones and PCS. We design, build, and install towers and rooftop sites that house cellular telephone and PCS antennae. These facilities are currently designed for use with microwave, cellular telephone, pager, specialized mobile radio and satellite based radio technologies.


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

Maintenance and Management

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


Customers

         We have performed site development services for many of the largest wireless service providers over the past several years. The majority of our contracts have been for PCS broadband, ESMR (Enhanced Specialized Mobile Radio), cellular and paging customers. We also service PCS narrowband, SMR (Special Mobile Radio) and MDS (Multiple Address Systems) wireless providers. In 2001, our largest customers were Cingular Wireless, Alcatel, Alltel Corporation and MCI Worldcom representing 28.1%, 23.3%, 6.4% and 5.6% of our revenues, respectively. In 2000, our largest customers were Cingular Wireless, Alltel Corporation, MCI Worldcom and Alcatel representing 27.6%, 11.4%, 10.2% and 8.1% of our revenues, respectively. No other customer represented more than 10% of our revenues during these periods. See "Item 6. Management's Discussion and Analysis Of Financial Condition And Results Of Operations."


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

         We continually evaluate the prospects of opening additional offices throughout the United States. Our opening of additional offices will be driven by the needs of our existing customer base. Where our existing customers are upgrading major installations or are embarking upon a new market, we will consider the efficiencies to be gained in opening offices in those locations.

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

         We have in the past negotiated to provide multiple antennae to such potential clients but have not entered into agreements because the construction and operation of those projects did not provide an adequate return or, in the opinion of our management, the return was too speculative. We continue to pursue opportunities to construct towers that we would own and may, in the appropriate case, build such sites speculatively. Presently, we own three towers on which we lease space.

Competition

         Summary. The industry for wireless infrastructure building and implementation services is highly competitive and fragmented. Most industry participants are small companies with fewer than fifty employees. Other participants in the market are wireless equipment manufacturers that provide services in conjunction with the sale of wireless equipment and non-wireless engineering and construction companies and non-wireless subcontractors. As demand for wireless infrastructure building increases, we expect that more non-traditional competitors will enter the market, thereby increasing competition.

         Maintenance And Management Competition. The following companies are primarily competitors for our site management activities: AAT, APEX, JJS Leasing, Inc., Motorola, Signal One, Subcarrier Communications and Tower Resources Management.

         Site Development and Tower Construction Competition. We also compete for development and new tower construction opportunities with wireless service providers, site developers and other independent tower operating companies and believe that competition for site development will increase and that additional competitors may enter the tower market, some of whom may have greater financial resources than we do. We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including American Tower Corporation, SpectraSite, Accelera Wireless, Wireless Facilities, 02Wireless Solutions and LCC International. Our market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, construction companies, tower owners/managers, radio frequency engineering consultants, telecommunications equipment vendors (which provide end-to-end site development services through multiple subcontractors) and provides internal staff. We believe that providers base their decisions on site development services on certain criteria, including a company's experience, track record, local reputation, price and time for completion of a project, and believe that we compete favorably in these areas.

EMPLOYEES

         As of March 15, 2002, we had 162 employees, none of whom is represented by a collective bargaining agreement. All of our employees are full-time employees. Of our total employees, fourteen work in management, twenty in administration and 128 in construction. We consider our employee relations to be good, and we have never experienced a work stoppage. From time to time, we also employ independent contractors to support our operation.

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


Item 2. Description of Property.

         MTSI leases our primary office facility in Richardson, Texas from Preston David Spurlin, our Chief Executive Officer, President, and majority shareholder. The lease was for an initial three year term that expired 1999, with a month-to-month renewal thereafter, and has been classified as an operating lease. Total rent expense associated with this lease was $56,400 for each of the years ended December 31, 2001 and 2000, respectively.

         MTSI also leases a house from Preston David Spurlin. The house provides lodging for out-of-town employees and contractors in lieu of incurring hotel and other travel related charges. The lease began in April 1999 and continues on a month-to-month basis. Total rent expense associated with this lease was $8,400 for each of the years ended December 31, 2001 and 2000, respectively.

         Epic leases its office facility in Austin, Texas from Ben White Business Park, LTD. The lease was for an initial two-year term expiring August 31, 2001, with a new lease dated September 1, 2001 through February 28, 2002 which renews March 1, 2002 through August 31, 2002. The lease shall automatically renew for 6 months unless Epic provides written notice of intent to vacate 60 days prior to the end of the lease term (Renewal Period). Total rent expense associated with this lease was $18,658 and $18,239 for the years ended December 31, 2001 and 2000, respectively.

         Site leases their office located in Gallatin, Tennessee from Volunteer Leasing Company. The lease is for an initial three-year term expiring August 31, 2004, with a month-to-month renewal thereafter. Total rent expense associated with this lease was $9,750 for the year ending December 31, 2001.

         Viper in Ocala, Florida owns its property. Viper in North Carolina leases its office facility in Concord, North Carolina from Bobby H. Elliott and Sara C. Elliott. The lease is for an initial two-year term expiring May 1, 2002. Total rent expense associated with this lease was $25,000 for the year ending December 31, 2001.

         MTSI owns the property and manufacturing facility located in Melissa, Texas which serve as the operating headquarters for MTSI's Fabricator RSI.

         CKS owns the property and offices at both locations, one is located in Jacksonville, Texas and the other in Yukon, Oklahoma.

         Total rental expense for all of our operating leases was $119,763 and $83,039 for the years ended December 31, 2001 and 2000, respectively.

         We believe that the condition of our lease facilities are excellent, and are sufficient for our use and operation at our present level of operations. We believe that these facilities will be sufficient for our operations for the foreseeable future. In the opinion of our management, these properties are adequately insured, in good condition and suitable for their anticipated future use.


Item 3. Legal Proceedings.

         From time to time, we are involved in various legal proceedings relating to claims arising in the ordinary course of business. We are not currently a party to any such legal proceedings, the adverse outcome of which, individually or taken together with all other legal proceedings, is expected to have a material adverse effect on our prospects, financial condition or result of operations.


Item 4. Submission of Matters to a Vote of Security Holders.

         None



                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         Market Information. Our common stock was approved for trading on the NQB Pink Sheets on March 23, 2000 and the set bid and ask price was $.50. Following registration of our Common Stock under the Securities Exchange Act of 1934, our stock commenced trading on the Nasdaq OTC Bulletin Board under the symbol MWVT.OB.

         The following table sets forth the high and low closing prices for the Company's Common Stock for the periods indicated. Such information was obtained from Commodity Systems Inc. The quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions and may not represent actual transactions.

                                                 High             Low
2000                                             ----             ---
Third Quarter                                  $ 1.688          $   .750
Fourth Quarter                                 $ 2.250          $  1.469

2001
First Quarter                                  $ 2.000          $   .516
Second Quarter                                 $ 4.000          $  1.010
Third Quarter                                  $ 3.750          $  1.650
Fourth Quarter                                 $ 2.500          $  1.320


         Holders. As of March 15, 2002, there were a total of 11,828,880 shares of our common stock outstanding, held by 1,089 shareholders of record.

         Dividends. We have not declared any dividends on our common stock during the last two fiscal years. Our current lines of credit agreements require prior written consent for any payment of dividends.

         Issuance of Stock. On August 30, 2001, we issued 5,378,796 shares of Common Stock in connection with the acquisitions of three business entities. These shares were issued to six individuals. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4 (2) thereof as not involving a public offering.


Item 6. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

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

         In fiscal 2001 we saw two new trends that affected the results of our operations. An increased portion of our operations came from the build out of systems of towers in a single geographical location rather than the construction of one or a few towers in many locations. Where we can concentrate construction of several towers in a single location, our employees work more efficiently and our mobilization expenses are reduced. Secondly, our clients have traditionally provided materials and equipment used for construction projects. Beginning in late 2000 and continuing through the second quarter of 2001, we began to purchase these materials and equipment for some of our clients with the result that the sales of construction materials and equipment have comprised a greater percentage of net revenues, 15.2% for fiscal year 2001 compared to 5.3% for the same period in 2000. The effect of these purchases and sales increased our revenues but offset the gains in margins that we would have otherwise achieved from our personnel's greater efficiency. This trend diminished significantly in the fourth quarter of 2001, significantly contributing to the decline in revenues in the fourth quarter of 2001 when compared to the fourth quarter of 2000.

         On a case-by case basis, we continue to evaluate the ownership and management of towers used in cellular and PCS communications, but will not engage in this activity unless the financial return is attractive. We will not dedicate resources to actively seek these opportunities and will require that any investment not jeopardize operations or strategic expansion plans.

Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Our net earnings increased 30% to $1,257,837 in 2001 from $971,193 in 2000. Our income before taxes and minority interest increased to $2,557,477 in 2001 from $2,117,695 in fiscal year 2000, an increase of 21%.

         Our revenues in 2001 increased 25%, to $20,412,562 from $16,369,135 in 2000. Most of this increase reflects more sales of materials and equipment between the comparable periods and an increase in the number of projects awarded. In addition, the amount of jobs in progress increased from December 31, 2001 to December 31, 2000 by $132,755, or 21%, reflecting projects which we have started but not completed. Our gross profit for 2001 increased approximately 21%, to $7,759,228, or 38% of revenues, from $6,391,465, or 39% of revenues.

         Operating expenses increased approximately 18% for the year compared to the same period in 2000, largely reflecting increased general and administrative expenses of a larger organization, the cost of being publicly held, particularly the expenses for legal, accounting, other financial professionals, and financing and merger expenses incurred in the third quarter for the acquisition of three entities. We believe we can continue to grow our revenue base without a corresponding percentage increase in operating expenses, resulting in improved operating leverage and profit margin. For the twelve months ended December 31, 2001, operating expenses to net sales were 25%, compared to 26% for the comparable period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         We maintain a line of credit to manage fluctuations in cash flows. At December 31, 2001, the total borrowing capacity under our line of credit was $2,550,000. At December 31, 2001, the Company had borrowed $1,910,624 under the line of credit. We believe that cash flows provided by operations and availability of the line of credit, supplemented by our cash position, will be adequate to meet and sustain moderate growth. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment. However, there is no assurance that financing would be available when and if needed, or that it would be available on suitable terms.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         On January 17, 2002, the registrant filed a current report on Form 8-K,
Item 4 regarding the appointment of Grant Thornton LLP as its independent auditors to replace the firm of King Griffin & Adamson P.C. who was dismissed contemporaneously therewith. King Griffin & Adamson had submitted a letter to the Securities & Exchange Commission to the effect that it has no disagreements with management of the Company related to matters that are material to the Company's 2000 financial statements.



                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons' Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth certain information regarding the Company's directors and executive officers as of March 15, 2002.

Name                    Age        Position

Preston D. Spurlin      42         Chief Executive Officer, President, Director
Susan King              57         Vice President of Finance, Director
David Story             40         Vice President of Operations, Director
Michael D. Sutton       46         Vice President of Field Services, Director
Carl Moore              47         Director
S. Kerry Tassopoulos    44         Director
Lou Strenger            52         Director


         Preston David Spurlin is the founder of MTSI, Inc. and has served as its Chief Executive Officer, President and Director since its inception in 1987.

         Susan King is the Company's Vice President of Finance, a position she assumed upon joining the Company in May 1988. Ms. King has more than 35 years experience in accounting and accounting management and became a director of the Company in December 2000.

         David Story is a Vice President of Operations for the Company, a position he assumed upon joining the Company in 1995. Mr. Story became a director of the Company in December 2000.

         Michael D. Sutton is Vice President of Field Services for the Company, a position he assumed upon joining the Company in 1987. Mr. Sutton became a director of the Company in December 2000.

         Carl Moore was a Vice President of Fort Worth Tower prior to its sale to an investment group in 1997. In 1999 Mr. Moore became president of Fort Worth Tower after its repurchase. Fort Worth Tower manufactures material used in the wireless communications industry.

         S. Kerry Tassopoulos is Director of Global Legal Resources for Mary Kay, Inc., a personal care, cosmetic and vitamin products company. Prior to Mary Kay, Mr. Tassopoulos served as Director of Government Affairs and Assistant General Counsel for Excel Communications, a provider of long distance telecommunications. Mr. Tassopoulos became a director of the Company in December 2000.

         Lou Strenger has been a business and management consultant since 1983 as a principal of ELESCO Financial Services and of Media97. He has consulted or participated in joint ventures primarily in financial services and media. He has been a health organization administrator and a hospital authority internal auditor. Mr. Strenger became a director of the Company in February 2001.

         Committees Of The Board Of Directors. Our Board of Directors has one committee, an audit committee, which has one member, Lou Strenger. The duties of the Audit Committee are to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors. The Audit Committee also monitors the internal controls of the Company. All 401K plans will be integrated during fiscal 2002

     Compliance with Section 16(a) of the Exchange Act. On November 6, 2001, P. David Spurlin filed a Form 4 reflecting the acquisition by him of 2,017,932 share of Common Stock acquired in connection with the acquisitions by the Company of CKS Management, EPIC Communications, and Viper Communications on August 30, 2001.


Item 10. Executive Compensation.

         The information set forth below concerns the cash and non-cash compensation to the named executive officers of the Company for each of the past three fiscal years ended December 31, 2001, 2000 and 1999. No executive officer of the Company has an employment agreement with the Company and all executive officers serve at the discretion of the Board of Directors.

Summary Compensation Table
     Name and              Fiscal      Annual    Compensation  All Other
Principal Position          Year       Salary       Bonus     Compensation

Preston David Spurlin       2001      $115,013     $4,952       $17,995
Chief Executive Officer     2000       114,123      2,054        17,426
                            1999       108,056      1,956        21,689
David Story                 2001       102,537      9,094        16,745
Vice-President              2000       101,743      5,369        16,067
                            1999        75,871      8,146        12,603
Mike Sutton                 2001        95,200      2,656        14,678
Vice President              2000        78,037      3,785        10,679
                            1999        67,947      3,244        21,689
Susan King                  2001        81,701     11,830        14,030
Vice-President/Secretary    2000        87,148      3,060        13,531
                            1999        65,249      4,268        10,428

(1) Included in Other Compensation is premium paid on term life insurance policies on behalf of Preston David Spurlin and employer contributions under the Profit Sharing Plan described below.
(2) Included in Other Compensation are employer's contributions under MTSI's Profit Sharing Plan.
(3)      Included in Other Compensation are director's fees of $4,000.

         Employee Benefit Plan. We offer a profit-sharing plan, the Microwave Transmission Systems, Inc. Profit Sharing Plan, which covers all of our employees and all employees of MTSI who have attained age 18 or older and have at least six months of service with us as of the semi-annual Plan entrance dates. We make non-matching contributions at the discretion of the Plan's Trustees with the exception of CKS Employees. CKS did not make a non-matching contribution for 2001. Employees' profit sharing accounts are fully vested after seven years. In accordance with the Profit Sharing Plan provisions, we cover all costs associated with the administration of the Profit Sharing Plan. Employer discretionary contributions for the years ended December 31, 2001 and 2000 were $572,446 and $544,704, respectively. All 401K plans will be integrated in 2002.

Stock Option Grants

     On November 20, 2001, the Company granted options for a total of 515,000 shares of Common Stock. The following table summarized options received for the indicated individuals during fiscal 2001.

Name                    Number of       % of      Exercise      Expiration
                        Shares          Total     Price         Date
Mike Sutton             28,000          5.4       $1.32         11/20/11
Susan King              26,000          5.0       $1.32         11/20/11
David Story             16,000          3.1       $1.32         11/20/11

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         At March 15, 2002, we had issued and outstanding 11,828,880 shares of common stock. The table below sets forth, as of March 15, 2002, certain information with respect to the beneficial ownership of our capital stock by (1) each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock; (2) each of the directors and executive officers individually and (3) all directors and executive officers as a group.

Name and Address of             Number of              Percent
   Beneficial Owner           Shares Owned               Owned

P. David Spurlin(1)             7,767,940                 66%

Susan King(1)                      17,550                  1%

David Story(1)                     13,200                  1%

Michael Sutton(1)                   5,000                  0%

James A. Conant, Jr.              916,670                  8%

Donald D. Jones                   916,670                  8%

Dwayne Griffin                    674,997                  6%

Carl Moore                          2,000                  0%
4104 Flower Garden
Arlington, TX 76016

S. Kerry Tassopoulos                 -                     0%
8750 N. Central Expwy, #2000
Dallas, TX 75231

Lou Strenger                          500                  0%
P.O Box 515922
Dallas, TX 75251

All executive directors
and officers as a group
(Seven people)                  7,806,190                 66%


(1) The address of the indicated individual is 541 Sterling Drive, Richardson, TX 75081


Item 12. Certain Relationships and Related Transactions.

         The Company maintains a line of credit for $2,550,000 with a bank, and borrowings under that line of credit are guaranteed by Mr. Spurlin.

         We have a note receivable from Mr. Spurlin which totaled $0 and $257,561 at December 31, 2001 and 2000, respectively. Interest on the loan is charged at 6% per annum and is paid monthly. The loan was repaid in full in 2001.

         We lease our office facility from Mr. Spurlin. The facility is leased on a month-to-month basis, and has been classified as an operating lease. Total rent expense associated with this lease was $56,400 for each of the years ended December 31, 2001 and 2000.

         We also lease a house from Mr. Spurlin. The house provides lodging for out-of-town employees and contractors in lieu of the Company incurring hotel and other travel related charges. The lease began in April 1999 and continues on a month-to-month basis. Total rent expense associated with this lease was $8,400 for each of the years ended December 31, 2001 and 2000, respectively.

         On August 30, 2001, we acquired three companies, each of which Mr. Spurlin was a stockholder. In connection with these acquisitions, we issued 2,017,932 shares of Common Stock to Mr. Spurlin and paid him $894,975.

         Total rental expense for operating leases was $64,800 for each of the years ended December 31, 2001 and 2000.


Item 13. Exhibits and Reports on Form 8-K.

(a)      Reports filed on Form 8-K

         Form 8-K dated January 17, 2002, Item 4 relating to the appointment of new auditors.

         Forms 8-K dated August 30, 2001, and as amended November 13, 2001, Item 2 relating to the acquisition via merger of CKS Management, Inc., Viper Communication Systems, Inc. and Epic Communications, Inc.

         Form 8-K dated May 17, 2001, Item 5 relating to a press release announcing the execution of letters of intent to acquire CKS Management, Inc., Viper Communication Systems, Inc. and Epic Communications, Inc.

(b)      Exhibits

2.2.1 Agreement and Plan of Merger dated August 19,2001 regarding CKS Management, Inc.

2.2.2 Agreement and Plan of Merger dated August 19,2001 regarding Viper Communication Systems, Inc.

2.2.3 Agreement and Plan to Merger dated August 19, 2001 regarding Epic Communications, Inc.

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

                      Consolidated Financial Statements and
               Report of Independent Certified Public Accountants


                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES


                           December 31, 2001 and 2000





                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants..........................21

Consolidated Financial Statements

   Consolidated Balance Sheets at December 31, 2001 and 2000................23

   Consolidated Statements of Income for the years ended
        December 31, 2001 and 2000..........................................25

   Consolidated Statement of Shareholders'
        Equity for the years ended December 31, 2001 and 2000...............26

   Consolidated Statements of Cash Flows for the years
        ended December 31, 2001 and 2000....................................27

   Notes to Consolidated Financial Statements...............................29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Microwave Transmission Systems, Inc.

We have audited the accompanying consolidated balance sheet of Microwave Transmission Systems, Inc. and Subsidiaries as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microwave Transmission Systems, Inc. and Subsidiaries as of December 31, 2001, and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



                                         GRANT THORNTON LLP


Dallas, Texas
March 22, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Microwave Transmission Systems, Inc.

We have audited the accompanying consolidated balance sheet of Microwave Transmission Systems, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microwave Transmission Systems, Inc. and Subsidiaries as of December 31, 2000, and the results of their consolidated operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.




                                         KING GRIFFIN & ADAMSON P.C.


Dallas, Texas
March 20, 2002

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000


                                                        ASSETS


                                                           2001          2000
                                                        -----------   ----------
Current assets

    Cash and cash equivalents                          $   404,388   $  150,862
    Marketable securities                                   20,702        1,634
    Accounts receivable - trade, net of allowance
     for doubtful accounts of $33,844 and $35,174
     in 2001 and 2000, respectively                      4,376,465    3,522,093
    Unbilled receivables                                   201,353      319,802
    Jobs in progress                                       565,952      314,748
    Inventory                                              349,222        5,937
    Prepaid and other current assets                       154,709      122,139
                                                       -----------   ----------


      Total current assets                               6,072,791    4,437,215


PROPERTY AND EQUIPMENT                                   4,535,553    2,982,427
    Less accumulated depreciation                       (1,043,805)  (1,010,639)
                                                       -----------   -----------
      Net property and equipment                         3,491,748    1,971,788

OTHER ASSETS
    Goodwill                                             5,082,183           --
    Notes receivable                                           166      264,061
    Other assets                                            26,771           --
                                                       -----------   -----------


         Total other assets                              5,109,120      264,061
                                                       -----------   -----------

            Total assets                               $14,673,659   $6,673,064
                                                       ===========   ==========



The accompanying notes are an integral part of these consolidated financial statements

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)
                           December 31, 2001 and 2000



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      -------------------------------------

                                                         2001             2000
                                                      -----------      --------
Current liabilities

    Borrowings on line of credit                     $   300,000     $  475,653
    Current portion of long-term debt                    483,166        225,786
    Accounts payable                                     766,090        241,181
      Accrued liabilities                                915,572        721,976
      Income taxes payable                               752,780        638,912
    Deferred income tax liability                        732,438        550,328
                                                     ----------       ---------

                  Total current liabilities            3,950,046      2,853,836

    Income taxes payable                                      --        249,602
    Deferred income tax liability                             --         21,282
    Long-term debt, less current portion               3,042,616        166,429
                                                     -----------      ---------
            Total long-term liabilities                3,042,616        437,313

    Minority interest in consolidated subsidiaries            --        770,612

Shareholders' equity

    Preferred stock, $0.001 par value; 10,000,000
    shares authorized; none issued or outstanding             --             --
    Common stock $0.001 par value; 40,000,000 shares
    authorized; 11,828,880 and 8,358,016 shares
    issued and outstanding, respectively                  11,829          8,358
    Additional paid-in capital                         4,773,525         72,960
    Accumulated other comprehensive income (loss)          1,430         (1,366)
    Retained earnings                                  2,894,213      2,531,351
                                                     -----------     -----------
         Total shareholders' equity                    7,680,997      2,611,303
                                                     -----------     -----------
         Total liabilities and shareholders' equity  $14,673,659     $6,673,064
                                                     ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                 For the Years Ended December 31, 2001 and 2000



                                                         2001            2000
                                                      -----------    -----------

Net sales                                            $20,412,562    $16,369,135
Cost of sales                                         12,653,334      9,977,670
                                                      -----------    -----------
         Gross profit                                  7,759,228      6,391,465

General and administrative expenses                    5,016,564      4,240,044
                                                      -----------    -----------

         Operating income                              2,742,664      2,151,421

Merger costs                                              72,555             --
Interest expense, net                                    112,632         33,726
                                                      -----------    -----------
         Income before income taxes
           and minority interest                       2,557,477      2,117,695

Provision for income taxes                               955,555        810,382
                                                      ------------   -----------

         Income before minority interest               1,601,922      1,307,313

Minority interest                                       (344,085)      (336,120)
                                                        ----------   -----------
            Net income                                $1,257,837    $   971,193
                                                      ==========    ============

Net income per common share - basic and diluted       $     0.13    $     0.12
                                                      ==========    ============

Weighted average number of common shares outstanding
  Basic                                                9,555,542      8,293,877

  Diluted                                              9,560,352      8,293,877







The accompanying notes are an integral part of these consolidated financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 For the Years Ended December 31, 2001 and 2000

                                                           Additional           Other
                                      Common Stock          Paid-in             Comprehensive       Retained
                                     Shares     Amount      Capital             Income (loss)       Earnings         Total
                                   ---------    -------   -----------           -------------       ----------      ------------
Balances at
January 1, 2000                    8,268,016    $ 8,268   $   (5,250)           $    -              $1,560,158       $1,563,176
  (restated - see
  Note 3)
Unrealized loss
on marketable
securities                              -          -            -               (1,366)                   -              (1,366)

Net income                              -          -            -                    -                 971,193          971,193
Comprehensive income                                                                                                 ----------
                                                                                                                        969,827

Issuance of common stock
to employees for
compensation
                                      90,000         90       78,210                 -                    -              78,300
                                  ----------    -------   ----------            -------             ----------       ----------
Balances at
December 31,2000                   8,358,016      8,358       72,960            (1,366)              2,531,351        2,611,303

Unrealized gain on
marketable securities
                                        -          -            -                2,796                    -               2,796
Net income                              -          -            -                    -               1,257,837        1,257,837
Comprehensive income                                                                                                 ----------
                                                                                                                      1,260,633

Cash payments for the
interests of P. David
Spurlin in businesses
acquired
                                        -          -            -                    -                (894,975)        (894,975)

Acquisition of minority
interests in subsidiaries

                                   3,360,864      3,361    4,903,501                 -                    -           4,906,862

Subsidiaries' capital
changes                                 -          -        (285,326)                -                    -            (285,326)

Issuance of common stock
to employees for
compensation
                                      10,000         10        7,490                 -                    -               7,500

Purchase of land                     100,000        100       74,900                                                     75,000
                                  ----------    -------   ----------            -------             ----------       ----------
Balances at December 31,
2001                              11,828,880    $11,829   $4,773,525            $1,430              $2,894,213       $7,680,997
                                  ==========    =======   ==========            ======              ==========       ==========

The accompanying notes are an integral part of this consolidated financial statement.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2001 and 2000



                                                           2001          2000
                                                       ----------     ----------
Cash flows from operating activities

Net income                                             $1,257,837  $  971,193
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Minority interest                                   344,085     336,120
         Depreciation and amortization                    602,016     340,434
         Loss (gain) on disposal or sale of
            property and equipment                         20,044     (68,089)
         Common stock issued as compensation                7,500      78,300
         Deferred income taxes                            160,828     (37,999)
         Provision for doubtful accounts                   (2,648)     35,174
         Other                                             46,644          -
      Changes in operating assets and liabilities:
        Accounts receivable - trade                      (872,426)   (958,760)
            Unbilled receivables                          118,449    (319,802)
            Jobs in progress                             (251,204)       (858)
        Inventory                                        (343,285)     (5,937)
        Prepaid and other current assets                   23,899     (40,005)
        Accounts payable                                  524,909     122,073
        Accrued liabilities                               193,596     189,149
        Income taxes payable                             (135,734)    573,454
                                                       ----------   ---------

         Cash flows provided by operating activities:   1,694,510   1,214,447

Cash flows from investing activities

    Purchase of minority interest                      (1,619,193)         -
    Purchases of property and equipment                (1,742,814)   (977,004)
    Proceeds from sales of property and equipment          45,094      95,193
    Issuance of notes receivable                           (7,558)   (155,655)
    Payments received on notes receivable                 271,453      74,104
    Purchase of marketable securities                         -       (80,000)
    Proceeds from sales of marketable securities            1,634      77,000
                                                       ----------   ---------

         Cash flows used in investing activities       (3,051,384)   (966,362)

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                 For the Years Ended December 31, 2001 and 2000



                                                        2001             2000
                                                    -----------       ----------
Cash flows from financing activities

    Proceeds from line of credit, net                $1,542,432       $ 781,448
    Payments on line of credit                         (200,000)       (706,601)
    Payments on long-term debt                             -           (267,895)
    Proceeds from long-term debt, net                 1,162,943          33,247
    Purchase of interest of controlling
      shareholder in acquired businesses               (894,975)           -
                                                     -----------      ---------

      Cash flows provided by (used in)
         financing activities                        $1,610,400       $(159,801)

Net increase in cash and cash equivalents               253,526          88,284
Cash and cash equivalents, beginning of year            150,862          62,578
                                                     ----------       ---------
Cash and cash equivalents, end of year               $  404,388       $ 150,862


Supplemental disclosures for cash flow  information:

Cash paid during the year for:

   Interest                                          $  100,911       $  49,585
                                                     =========        =========
   Income taxes                                      $  587,400       $ 265,764
                                                     =========        =========

Noncash investing and financing activities:

   Common stock issued:
     Purchase of minority interests                  $4,906,862            -
     Purchase of property                                75,000            -

   Purchase of property financed by debt                360,000            -











The accompanying notes are an integral part of these consolidated financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 For the Years Ended December 31, 2001 and 2000


1.       NATURE OF OPERATIONS

         Microwave Transmission Systems, Inc. (the "Company" or "MTSI"), is a Texas corporation formed on August 7, 1987. The Company's principal business is the construction and maintenance of wireless communications transmitting and receiving facilities for providers of wireless communication services. MTSI operates primarily in the United States and is based in Richardson, Texas.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Microwave Transmission Systems, Inc. and its wholly-owned subsidiaries, MTSI Inc., CKS Management Inc., Epic Communications Inc., Site Communications Inc. and Viper Communication Systems Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

         Fair Value of Financial Instruments

         The carrying values of cash, cash equivalents, marketable securities and debt approximate fair value.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                 For the Years Ended December 31, 2001 and 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Inventory

         Inventory, which consists primarily of materials used in the construction and maintenance of wireless transmitting facilities, are valued using the lower of cost or market on a specific identification basis.

         Property and Equipment

         Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged directly against income. Major renewals and betterments are capitalized.

         Depreciation of property and equipment is calculated on the straight-line method over the estimated useful life of the asset, with useful lives ranging from 3 to 40 years. Leasehold improvements are amortized by the straight-line method over the shorter of the lease term or estimated useful life of the asset.

         Income Taxes

         The Company provides for income taxes under the asset and liability method. This method requires that deferred tax assets and liabilities be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Goodwill

         Goodwill, all of which relates to acquisitions made in August 2001, is not being amortized pursuant to the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". The Company evaluates goodwill and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable, as required by SFAS No. 121. Impairment is recognized when the carrying amounts of such assets cannot be recovered from the undiscounted cash flows they will generate.

         Beginning January 1, 2002, SFAS No. 142 requires goodwill be tested for impairment annually and whenever there is an impairment indicator. Impairment will be recognized if the fair value of goodwill is less than the carrying amount.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Minority Interest in Consolidated Subsidiaries

         Minority interest in results of operations of consolidated subsidiaries represents the minority shareholders' share of the income of various subsidiaries. The minority interest in the consolidated balance sheets reflects the original investment by the minority shareholders in the consolidated subsidiaries, along with their proportional share of the earnings of these subsidiaries.

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

         Comprehensive Income

         Comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities.

         Income Per Common Share

         Basic income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been converted. A reconciliation of the denominators of the basic and diluted net income per share computations for 2001 and 2000 follows:

                                                                                           2001               2000
              Weighted average number of common shares                                  ---------           ---------
                  outstanding                                                           9,555,542           8,293,877
              Effect of dilutive options                                                    4,810                -
                                                                                        ---------           ---------
              Weighted average number of common shares
                  outstanding, assuming dilution                                        9,560,352           8,293,877
                                                                                        =========           =========

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

         Certain 2000 amounts have been reclassified to conform with 2001 presentation.

         New Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142.

         Major provisions of these statements and their effective dates are as follows:

         o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity;

         o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized;

         o effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization;

         o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

         The Company intends to complete a transitional fair value based impairment test of goodwill as of January 1, 2002 by June 30, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have a material effect on its financial position, or results of operations.

         Advertising

         The cost of advertising is expensed as incurred. Total advertising expense was $159,059 and $104,633 in 2001 and 2000, respectively.

3.       ACQUISITIONS

         On August 30, 2001, the Company closed the acquisitions via merger of CKS Management, Inc. (CKS), Viper Communication Systems, Inc. (Viper), and Epic Communications Inc., (Epic), three Texas corporations engaged in the same business as the Company of constructing and maintaining wireless communications transmitting and receiving facilities for providers of wireless communication services (the "Acquired Businesses"). The transactions were structured as mergers of the Acquired Businesses into three wholly-owned subsidiaries of the Company formed for the purpose of effecting the mergers. The Acquired Businesses will continue to operate as separate subsidiaries. Consideration for the mergers consisted of 5,378,796 shares of the Company's common stock, valued at $7,853,043, and cash in the amount of $2,514,168. Such cash was obtained from the proceeds of a bank loan. Of such consideration, 2,017,932 shares of common stock were issued, and $894,975 of the cash was paid, to P. David Spurlin, the Chief Executive Officer and the controlling shareholder of the Company.

         All of the Acquired Businesses were under the control of P. David Spurlin. Therefore, the portion of Acquired Businesses that was acquired from Mr. Spurlin has been recorded at historical cost. The cash consideration paid for Mr. Spurlin's interest has been reflected as a dividend in the consolidated financial statements. Financial statements for periods prior to the mergers have been restated to combine the Company and the Acquired Businesses in a manner similar to a pooling of interests. Accordingly, shareholders' equity at January 1, 2000 has been increased from the amount previously reported by $452,225.
                                       31

         The separate sales and net income of the Company and the Acquired Businesses for periods prior to the merger are as follows:

                                                                              Eight months
                                                                                 ended                Year ended
                                                                               August 30,             December 31,
                                                                                 2001                  2000
                                                                              -------------          ------------
                                                                               (Unaudited)

         Sales:
              Company                                                           $ 7,894,386          $  8,147,734
              Acquired businesses                                                 6,996,058             9,505,715
              Intercompany transactions                                          (1,981,744)           (1,284,314)
                                                                                -----------          ------------
                  Combined                                                      $12,908,700          $ 16,369,135
                                                                                ===========          ============
         Net income:
              Company                                                           $   293,027          $    621,353
              Acquired businesses                                                   700,949               685,960
              Minority interest                                                    (344,085)             (336,120)
                                                                                -----------          ------------
                  Combined                                                      $   649,891          $    971,193
                                                                                ===========          ============

         The portion of the Acquired Businesses purchased from non-controlling interests was accounted for by the purchase method of accounting. For periods prior to August 30, 2001, the acquisition date, the non-controlling interests have been reflected as Minority Interests in the Company's financial statements. The purchase of the non-controlling interests resulted in goodwill in the amount of $5,082,183. The Company has no tax basis in the goodwill.

         The amounts and components of the purchase price along with the allocation of the purchase price to the interests acquired from non-controlling shareholders of the Acquired Businesses are as follows:

                                                             CKS            Epic          Viper          Total
                                                         ---------      ----------      ----------      --------
         Consideration

           Cash                                         $  600,000      $  170,758      $  848,435       $ 1,619,193
           Stock                                         1,244,694         985,500       2,676,668         4,906,862
                                                        ----------      ----------      ----------       -----------
              Total consideration                        1,844,694       1,156,258       3,525,103         6,526,055

         Fair value of non-controlling
           interests                                       601,687         177,212         664,973         1,443,872
                                                        ----------      ----------      ----------       -----------
         Goodwill recorded in purchase
           of non-controlling interests                 $1,243,007      $  979,046      $2,860,130       $ 5,082,183
                                                        ==========      ==========      ==========       ===========

4.       NOTES RECEIVABLE - RELATED PARTIES

         The Company had a note receivable from an officer of $257,561 at December 31, 2000. Interest on the loan was charged at 6% per annum. The loan was repaid in full during 2001. Interest on the note was $7,558 and $13,419 for the years ended 2001 and 2000, respectively.


5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2001 and 2000.

                                                   2001             2000
                                                ----------        ----------

         Buildings and improvements            $  610,130        $  316,133
         Land                                     460,069           104,280
         Tower                                     68,699                 -
         Leasehold improvements                   146,765            94,031
         Furniture and fixtures                   182,671           141,676
         Production equipment                     918,880           616,220
         Trailers                                 106,334            84,521
         Vehicles                               2,042,005         1,625,566
                                               ----------        ----------
                                                4,535,553         2,982,427
           Less accumulated depreciation
             and amortization.                 (1,043,805)       (1,010,639)
                                               ----------        ----------
                                               $3,491,748        $1,971,788
                                               ==========        ==========

6.       LINE OF CREDIT

         At December 31, 2001 and 2000, the Company had $300,000 and $475,653 outstanding under credit with a bank payable upon demand. Upon the line of credit terms, the Company may borrow up to $500,000 or up to a percentage of the borrowing base (as defined). The line of credit is collateralized by accounts receivable, inventory and other tangible assets.

7.       LONG-TERM DEBT
         Long-term debt at December 31, 2001 and 2000 consists of the following:


                                                                                   2001            2000
                                                                                -----------     -----------

            $2,550,000 revolving credit facility with a bank maturing
                  on August 31, 2003.  Interest is payable monthly at
                  the bank's prime rate plus 0.5% (5.25% at December
                  31, 2001).  The revolving credit facility is
                  collateralized by substantially all of the
                  Company's tangible assets and guaranteed by the
                  majority shareholder, P. David Spurlin. The credit
                  agreement contains certain cash flow and tangible
                  net worth covenants.                                          $1,610,624      $    -

            Term loan agreement with a bank that
               matures in August 2006. Interest is
               payable at the bank's prime rate
               (4.75% at December 31, 2001). The
               debt is collateralized by
               substantially all tangible assets
               of the Company.                                                   1,050,329            -

            Installment note agreement with a bank.
               The note matures in June 2007 and
               has an interest rate of 7.98%.  The
               note is payable monthly in interest
               only payments of $2,394 through June
               2002, principal and interest payments
               of $3,288 through June 2007 and a
               balloon payment of $294,346 in June
               2007. The note is collateralized by
               real property and the personal
               guarantee of the majority shareholder.                              360,000            -

            Borrowings under financing agreements,
               interest from 0% to 5.25%,
               collateralized by vehicles, due in
               installments through July 2005.                                     504,829         392,215
                                                                                -----------     ----------
                                                                                 3,525,782         392,215
               Less current portion                                               (483,166)       (225,786)
                                                                                -----------     ----------

                                                                                $3,042,616      $  166,429
                                                                                ===========     ==========

                                       34

     At December 31, 2001, scheduled maturities of long-term debt are as follows:
                2002                    $   483,166
                2003                      1,980,842
                2004                        339,132
                2005                        235,467
                2006                        185,031
                Thereafter                  302,144
                                        -----------
                                        $ 3,525,782
                                        ===========


8.       INCOME TAXES

         Deferred tax assets (liabilities) are comprised of the following at December 31, 2001:

                                                 2001             2000
                                             -----------      ------------

    Deferred tax assets
       Accounts payable and accrued
          liabilities                       $   77,269        $  162,808
       Property and equipment                       -              1,811
       Other                                    20,215              -
                                            ----------        ----------
          Total deferred tax assets             97,484           164,619

   Deferred tax liabilities
      Accounts receivable                     (783,433)         (639,728)
      Jobs in progress                         (27,025)          (73,408)
      Property and equipment                   (19,464)          (23,093)
                                            ----------        ----------
          Total deferred tax liabilities      (829,922)         (736,229)
                                            ----------        ----------
          Net deferred tax liability        $ (732,438)       $ (571,610)
                                            ==========        ==========

         Deferred tax assets and liabilities included in the balance sheets are as follows at December 31, 2001 and 2000:

                                                     2001              2000
                                                  ---------         ----------

          Net current deferred tax liability      $(732,438)          (550,328)

          Net non-current deferred tax liability        -              (21,282)
                                                  ---------         ----------

          Net deferred tax liability              $(732,438)        $ (571,610)
                                                  =========         ==========



         The components of income tax expense for the years ended December 31, 2001 and 2000 are as follows:

                                                         2001           2000
                                                    ------------     ----------
          Federal:
             Current                                  $ 729,820      $ 792,033
             Deferred                                   160,828        (31,498)
                                                      ---------      ---------
                                                        890,648        760,535

          State                                          64,907         49,847
                                                      ---------      ---------
          Total                                       $ 955,555      $ 810,382
                                                      =========      =========

         The effective income tax rate for the years ended December 31, 2001 and 2000 varied from the statutory rate due to the following:

         Income tax expense at statutory rate           34.0%             34.0%
         State taxes, net of federal benefit             1.7               0.5
         Other                                           1.7               3.8
                                                       ------            ------
                                                        37.4%             38.3%
                                                       ======            ======

9.       LEASES

         The Company leases one of its office facilities from the president and majority shareholder of the Company. The facility is leased on a month-to-month basis, and has been classified as an operating lease. Total rent expense associated with this lease was $56,400 for each of the years ended December 31, 2001 and 2000.

         The Company also leases a house from the president and majority shareholder. The house provides lodging for out-of-town employees and contractors in lieu of the Company incurring hotel and other travel related charges. The lease began in April 1999 and continues on a month -to-month basis. Total rent expense associated with this lease was $8,400 and $11,900 for the years ended December 31, 2001 and 2000, respectively.

         The Company leases other office facilities under noncancellable leases expiring through August 2004. The future minimum lease payments are as follows:

            Years ending
            December 31,
            -------------
                2002                                  $48,340
                2003                                   23,400
                2004                                   15,600
                                                      -------
                                                      $87,340
                                                      =======

         Total rent expense was approximately $119,763 and $83,039 in 2001 and 2000, respectively.

10.      EMPLOYEE PROFIT SHARING PLAN

         The Company offers a profit sharing plan, Microwave Transmission Systems, Inc. Profit Sharing Plan ("Plan"), which covers all employees of the Company who have attained age 18 and six months of service with the Company as of the semi-annual Plan entrance dates. The Company makes non- matching contributions at the discretion of the Plan's trustees. Employees' profit sharing accounts are fully vested after seven years. In accordance with the Plan provisions, the Company covers all costs associated with the administration of the Plan. Employer discretionary contributions for the years ended December 31, 2001 and 2000 were $572,446 and $544,704, respectively.

11.      RELATED PARTY TRANSACTIONS

         As described in Note 3, the Company completed in 2001 the acquisition of three companies in which the majority shareholder of MTSI had a controlling interest.

         As described in Note 4, the Company had a note receivable from an officer at December 31, 2000.

         As discussed in Note 9, the Company leases real estate from the president and majority shareholder of the Company.


12.      BUSINESS AND CREDIT CONCENTRATIONS

         During the year ended December 31, 2000, sales to two customers comprised 27% and 19% of total revenue. During the year ended December 31, 2001, sales to two customers comprised 24% each of total revenue.

         At December 31, 2000, four customers accounted for 10%, 10%, 11%, and 20% of accounts receivable. At December 31, 2001, four customers accounted for 28.1%, 23.3%, 6.4% and 5.6% of total revenue.

13.      STOCK OPTIONS

         The Company has a stock option plan adopted in 2001 which provides that options for 800,000 shares of the Company common stock may be granted to officers, directors and key employees of the Company at the market value on the date of grant. The options expire 10 years from the date of grant and vest 25% immediately and the balance over a three year period. During 2001, options for 515,000 shares were granted.

         Information about stock options outstanding at December 31, 2001 is summarized as follows:

                                                    Weighted
                                                     Average         Weighted                         Weighted
         Range of Exercise                          Remaining         Average                          Average
             Prices               Number           Contractual       Exercise          Number         Exercise
                               Outstanding            Life            Price         Exercisable       Price
        ------------------     -----------         -----------       --------       -----------       --------
          $1.32                  515,000           9.9 years         $1.32            128,250         $1.32

         Had compensation cost for the Company's stock options plans been determined consistent with the fair value method of Statement of Financial Accounting Standards (SFAS No. 123), the Company's net income would have been decreased to the pro forma shown below:

                                                        2001        2000
                                                      --------     -------
         Net Income:
             As reported                             $1,257,837    $971,193
             Pro forma                                1,134,960     971,193

         Net income per share:
             As Reported
               Basic                                      $0.13      $0.12
               Diluted                                    $0.13      $0.12
             Pro forma:
               Basic                                      $0.12      $0.12
               Diluted                                    $0.12      $0.12


         The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               2001
                                                             --------

                  Risk free interest rate                    4.19%
                  Expected dividend yield                     0.0%
                  Expected volatility                         217%
                  Expected term (years)                        5

         The weighted average fair value of options granted in 2001 was $1.30 per share.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized



Date:    March 28, 2002                    /s/ P. David Spurlin
                                           --------------------
                                           P. David Spurlin


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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized



Date:    March 26, 2002                             /s/ P. David Spurlin
                                                    ---------------------------
                                                    P. David Spurlin


Date:    March 26, 2002                             /s/ D. Susan King
                                                    --------------------------
                                                    D. Susan King


Date:    March 26, 2002                             /s/ David Story
                                                    --------------------------
                                                    David Story


Date:    March 26, 2002                             /s/ Carl Moore
                                                    --------------------------
                                                    Carl Moore


Date:    March 26, 2002                             /s/ S. Kerry Tassopoulos
                                                    --------------------------
                                                    S. Kerry Tassopoulos


Date:    March 26, 2002                             /s/ Lou Strenger
                                                    --------------------------
                                                    Lou Strenger