Form 10QSB
period 2002-03-31
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2002-05-15
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2002: 11,828,880

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                              (Unaudited)
                                                                                March 31,        December 31,
                                                                                  2002               2001
                                                                             ------------        ------------
Current assets
    Cash and cash equivalents                                                $      9,128        $    404,388
    Marketable securities, available for sale                                      10,688              20,702
    Accounts receivable, trade, net of allowance for doubtful
      accounts of $33,844 and $35,174, respectively                             4,296,559           4,376,465
    Unbilled  receivables                                                         889,948             201,353
    Jobs in progress                                                              523,366             565,952
     Inventory                                                                    447,018             349,222
     Prepaid and other current assets                                             148,458             154,709
                                                                             ------------        ------------
              Total current assets                                              6,325,165           6,072,791

Property and equipment, net                                                     4,868,568           4,535,553
     Less accumulated depreciation                                             (1,238,267)         (1,043,805)
                                                                             -------------       ------------
              Net property and equipment                                        3,630,301           3,491,748

Other Assets
    Goodwill                                                                    5,082,183           5,082,183
    Notes receivable                                                                 -                    166
    Other assets                                                                   18,390              26,771
                                                                             ------------        ------------
              Total other assets                                                5,100,573           5,109,120
                                                                             ------------        ------------

              Total assets                                                   $ 15,056,039        $ 14,673,659
                                                                             =============       ============


See notes to accompanying interim consolidated financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                               (Unaudited)
                                                                                March 31,        December 31,
                                                                                 2002                2001
                                                                             ------------        ------------
Current liabilities
    Borrowings on line of credit                                             $    350,000        $    300,000
    Current portion of long-term debt                                             569,264             483,166
    Accounts payable                                                              506,162             766,090
    Accrued liabilities                                                           971,252             915,572
    Income taxes payable                                                          945,221             752,780
     Deferred income tax liability                                                732,438             732,438
                                                                             ------------        ------------

              Total current liabilities                                         4,074,337           3,950,046

Long-term debt, less current portion                                            2,936,228           3,042,616
                                                                             ------------        ------------
              Total long-term liabilities                                       2,936,228           3,042,616

Total liabilities                                                               7,010,565           6,992,662

Shareholders' equity
    Preferred stock, $0.001 par value; 10,000,000 shares authorized;
      none issued and outstanding                                                       -                   -
    Common stock $0.001 par value; 40,000,000 shares authorized;
      11,828,880 shares issued and outstanding                                     11,829              11,829
    Additional paid-in capital                                                  4,773,525           4,773,525
    Accumulated other comprehensive income (loss)                                 (10,014)              1,430
    Retained earnings                                                           3,270,134           2,894,213
                                                                             ------------        ------------

              Total shareholders' equity                                        8,045,474           7,680,997
                                                                             ------------        ------------

              Total liabilities and shareholders' equity                     $ 15,056,039        $ 14,673,659
                                                                             ============        ============



See notes to accompanying interim consolidated financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                        (Unaudited)
                                                                               Three months ended March 31,

                                                                                  2002               2001
                                                                             ------------        ------------

Net sales                                                                    $  4,980,990        $  4,441,310
Cost of sales                                                                   2,865,899           2,838,832
                                                                             ------------        ------------

         Gross profit                                                           2,115,091           1,602,478

Operating expenses                                                              1,504,290           1,108,265
                                                                             ------------        ------------

         Operating income                                                         610,801             494,213


Interest expense                                                                  (42,451)            (12,140)
                                                                             ------------        ------------

         Income before taxes                                                      568,350             482,073


Provision for income taxes                                                        192,429             155,039
                                                                             ------------        ------------

         Income before minority interest                                          375,921             327,034

Minority interest                                                                       -            (105,728)
                                                                             ------------        ------------

Net income                                                                   $    375,921        $    221,306
                                                                             =============       ============


Net income per common share - basic
   and diluted                                                               $        .03        $        .03
                                                                             ============        ============

Weighted average number of common
   shares outstanding

    Basic                                                                      11,828,800           8,358,016

    Diluted                                                                    11,859,313           8,358,016

See notes to accompanying interim consolidated financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        (Unaudited)
                                                                              Three months        Three months
                                                                                 ended               ended
                                                                               March 31,           March 31,
                                                                                 2002                2001
                                                                             ------------        ------------
Cash flows from operating activities
    Net income                                                               $    375,921        $   221,306
    Adjustments to reconcile net income to net cash used in
      operating activities:
      Minority interest                                                                 -            105,728
      Depreciation and amortization                                               286,138            113,807
      Loss (gain) on disposal or sale of property and equipment                       809            (15,098)
      Deferred income taxes                                                             -           (571,610)
      Gain on sale of securities                                                   (1,430)            (1,000)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                                79,906            130,943
        Unbilled receivables                                                     (688,595)           203,398
        Jobs in progress                                                           42,586           (277,726)
        Inventory                                                                 (97,796)           (31,292)
        Prepaid and other current assets                                          (44,681)           (46,017)
        Accounts payable                                                         (259,928)           255,888
        Accrued liabilities                                                        55,680           (254,820)
        Income taxes payable                                                      192,441           (426,143)
                                                                             ------------        ------------

              Cash flows used in operating activities                             (58,949)          (592,636)
                                                                             ------------        ------------

Cash flows from investing activities
    Purchases of property and equipment                                          (366,187)          (276,584)
    Proceeds from sale of property and equipment                                        -             15,273
    Payments received on notes receivable                                             166              8,984
                                                                             ------------        -----------

              Cash flows used in investing activities                            (366,021)          (252,327)
                                                                             -------------       ------------

Cash flows from financing activities
    Proceeds from line of credit                                                   50,000                  -
    Payments on line of credit                                                          -            (24,261)
    Borrowings of long-term debt, net                                                   -            785,174
    Repayment of long-term debt                                                   (20,290)                 -
                                                                             ------------        -----------

              Cash flows provided by financing activities                          29,710            760,913
                                                                             ------------        -----------

Net decrease in cash and cash equivalents                                        (395,260)           (84,050)

Cash and cash equivalents, beginning of period                                    404,388            150,862
                                                                             ------------        -----------

Cash and cash equivalents, end of period                                     $      9,128        $    66,812
                                                                             ============        ===========

See notes to accompanying interim consolidated financial statements.

NOTE 1.  BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Microwave Transmission Systems, Inc. ("MTSI") or ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the years ended December 31, 2001 and 2000. Results of operations for interim period are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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


NOTE 2.  COMPREHENSIVE INCOME                 Three months        Three months
                                                ended                 ended
                                              March 31, 2002    March 31, 2001

Net income                                   $     375,921      $     221,306

Other comprehensive loss:

  Unrealized loss
  on marketable securities                         (11,444)              (228)
                                             -------------      -------------

Comprehensive income                         $     364,477      $     221,078
                                             -------------      -------------


NOTE 3.   INCOME PER COMMON SHARE

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


NOTE 4.  ACQUISITIONS

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

All of the Acquired Businesses were under the control of P. David Spurlin. Therefore, the portion of Acquired Businesses that was acquired from Mr. Spurlin has been recorded at historical cost. The cash consideration paid for Mr. Spurlin's interest has been reflected as a dividend in the consolidated financial statements. Financial statements for periods prior to the mergers have been restated to combine the Company and the Acquired Businesses in a manner similar to a pooling of interest.

The separate sales and net income of the Company and the Acquired Businesses for periods prior to the merger are as follows:

                                                                 Three months
                                                                   ended
                                                                  March 31,
                                                                   2001
                                                                 (Unaudited)

         Sales:
              Company                                           $  2,200,603

              Acquired businesses                                  2,418,840
              Intercompany transactions                             (178,133)
                                                                ------------
                  Combined                                      $  4,441,310
                                                                ============

         Net income:
              Company                                           $    157,481
              Acquired businesses                                    169,553
              Minority interest                                     (105,728)
                                                                ------------
                  Combined                                      $    221,306
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

NOTE 5.  NEW ACCOUNTING PRONOUNMENTS

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

The Company had no amortization expense related to goodwill in 2001.

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



General

      We are a holding company and the sole shareholder of MTSI, Inc., a Texas corporation ("MTSI"), CKS Management, Inc., ("CKS"), a Texas corporation, EPIC Communications, Inc., a Texas corporation ("Epic"), Viper Communications Systems Inc., a Texas corporation ("Viper"), and Site Communications, ("Site"), which collectively are our only assets and the entities through which we conduct our operations. All references herein to "we," "us" or "our" with respect to our business operations refer to the combined business operations of Microwave Transmission systems, Inc., MTSI, CKS, EPIC, VIPER and SITE, unless specifically stated otherwise.

      Our principal business is the construction and maintenance of wireless communications transmitting and receiving facilities for providers of wireless communication services. In 2001 approximately 49% of our revenues were derived from operations in Texas, 14% Florida, 7% N. Carolina, 6% Oklahoma, with the other 23% derived from operations in other regions of the United States and internationally. We have participated in the development of more than 4000 antenna sites in the United States. MTSI commenced operations in 1987, and was principally engaged in the construction of microwave towers. As part of this original effort, MTSI developed the skill to calibrate the antenna and instruments used in these towers and thereby assure the tower's robust operation, a value added skill that is used in implementing the construction and maintenance work on technologies lead by the sharp increase in use of cellular telephone systems, an analog technology. These other technologies included paging technologies as well as Specialized Mobile Radio and Enhanced Specialized Mobile Radio technologies. In the late 1990's MTSI began working Personal Communications Systems or PCS technologies, a technology that utilizes efficiencies of digital technology for the transmission of voice and date.

      On August 30, 2001, the Company closed the acquisition via merger of CKS, Viper and Epic, three Texas corporations engaged in the same business as the company of constructing and maintaining wireless communications transmitting and receiving facilities for providers of wireless communication services (the "Acquired Businesses"). The transactions are structured as mergers of the

Acquired Businesses into three wholly owned subsidiaries of the Company formed for the purpose of effecting the mergers. The Acquired Businesses continue to operate as separate subsidiaries under their same names before the transactions.

      In continuation of our organic growth business model, in November 2001, we formed a corporation named Site Communications, Inc. This corporation was modeled after our successful Viper and Epic corporations which provide the same type of services. Site is located in Gallatin, Tennessee.

Factors affecting revenues

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

      In fiscal 2001we saw two new trends that affected the results of our operations. An increased portion of our operations came from the build out of systems of towers in a single geographical location rather than the construction of one or a few towers in many locations. Where we can concentrate construction of several towers in a single location, our employees work more efficiently and our travel expenses are reduced.

      In addition, some of our clients began to have us purchase materials and equipment used in construction of their projects, materials and equipment that they previously provided to us. The effect of these purchases increased our revenues but offset the gains in margins that we would have otherwise achieved from our personnel's greater efficiency. By the end of fiscal 2001, we saw the amount of purchasing done by us on behalf of clients recede to more traditional levels.

      We continue to be open to owning and operating towers used in cellular and PCS communications, but will not engage in this activity unless the financial return is attractive. We will not dedicate resources to seek actively these opportunities and will require that any investment not jeopardize operations or strategic expansion plans.



Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Our net earnings increased by 70% to $375,921 in the first quarter of 2002 compared to $221,306 in the first quarter of 2001 on an increase of 12% in revenue to $4,980,990 from $4,441,310. Our increase in revenues occurred despite a reduction in the portion of materials and equipment we made on behalf of clients in the first quarter of 2002 when compared to the first quarter of 2001. Further, the margins for construction services is higher than for equipment and materials sales with the resultant margins increasing in the most recent period. In fact, cost of sales was essentially flat, $2,865,899 in the first quarter of 2002 compared to $2,838,832 in the first quarter of 2001 resulting in almost all of the $539,680 increase in revenues going to gross profit.

      The increase in gross profit, however, was offset by a 36% increase between the two periods in general and administrative, largely reflecting the costs of being a public company.

Liquidity and Capital Resources

      Our operations are funded through internally generated funds, borrowings for vehicles and a line of credit.

      Our receivables for a given quarter as a percentage of that quarter's revenues have increased throughout fiscal 2001 and into fiscal 2002. We attribute our growth in receivables not only due to overall growth in the business but also due to a slowing in the payment of receivables by our large customers.

      We maintain a line of credit to manage fluctuations in cash flows. At December 31, 2001 the total borrowing capacity under our line of credit was $2,550,000. At March 31, 2002, the Company had borrowed $1,511,985 under the line of credit. We believe that cash flows provided by operations and availability of the line of credit, supplemented by our cash position, will be adequate to meet and sustain moderate growth. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment. However, there is no assurance that financing would be available when and if needed, or that it would be available on suitable terms.

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

                                      Microwave Transmission Systems, Inc.


Dated: - May 14, 2002                 By: /s/ P. David Spurlin
                                      ---------------------------------------
                                      P. David Spurlin,
                                      President and Chief Financial Officer