Form 10QSB
period 2002-06-30
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2002-08-19
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: 11,828,880

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                 June 30,         December 31,
                                                                                  2002                2001
                                                                             ------------        ------------
                                                                               (Unaudited)
Current assets
    Cash and cash equivalents                                                $    170,860        $    404,388
    Marketable securities, available for sale                                      15,023              20,702
    Accounts receivable, trade, net of allowance for doubtful accounts
    of  -0- and $35,174 in 2002 and 2001, respectively.                         3,710,016           4,376,465
    Unbilled accounts receivable                                                  554,470             201,353
    Employee advances                                                              61,888              75,053
    Jobs in progress                                                              667,333             565,952
    Inventory                                                                     613,160             349,222
    Prepaid and other current assets                                               86,737              79,656
                                                                             ------------        ------------

              Total current assets                                              5,879,487           6,072,791

PROPERTY AND EQUIPMENT                                                          5,039,608           4,535,553
    Less accumulated depreciation                                              (1,424,007)         (1,043,805)
                                                                             -------------       -------------

              Total property and equipment                                      3,615,601           3,491,748

OTHER ASSETS
Non-current notes receivable - related parties                                          -                 166
Other assets                                                                       10,010              26,771
Goodwill                                                                        5,082,183           5,082,183
                                                                             ------------        ------------
              Total other assets                                                5,092,193           5,109,120

              Total assets                                                   $ 14,587,281        $ 14,673,659
                                                                             ===========         ============



See notes to accompanying interim financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                 June 30,         December 31,
                                                                                  2002                2001
                                                                             ------------        ------------
                                                                               (Unaudited)
Current liabilities
    Borrowings on line of credit                                             $          -        $    300,000
    Current portion of long-term debt                                             587,332             483,166
    Accounts payable                                                              346,943             766,090
    Accrued liabilities                                                           725,761             915,572
    Income taxes payable                                                        1,020,382             752,780
    Deferred tax liability                                                        799,197             732,438
                                                                             ------------        ------------

              Total current liabilities                                         3,479,615           3,950,046

    Long-term debt, less current portion                                        2,874,050           3,042,616
                                                                             ------------        ------------

    Total liabilities                                                           6,353,665           6,992,662

Shareholders' equity
    Preferred stock, $0.001 par value; 10,000,000 shares authorized;
      none issued and outstanding                                                       -                   -
    Common stock $0.001 par value; 40,000,000 shares authorized;
      11,828,880  shares issued and outstanding                                    11,829              11,829
    Additional paid-in capital                                                  4,773,525           4,773,525
    Accumulated other comprehensive income (loss)                                  (5,679)              1,430
    Retained earnings                                                           3,453,941           2,894,213
                                                                             ------------        ------------

              Total shareholders' equity                                        8,233,616           7,680,997
                                                                             ------------        ------------

              Total liabilities and shareholders' equity                     $ 14,587,281        $ 14,673,659
                                                                             ============        ============

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                          Three months ended June 30,              Six months ended June 30,
                                                  (Unaudited)                             (Unaudited)

                                              2002           2001                   2002                2001
                                          -----------     -----------           -------------      ------------

Net sales                                 $ 4,527,854     $ 5,817,698           $   9,508,844      $ 10,259,008
Cost of sales                               2,479,616       3,643,880               5,345,515         6,482,712
                                          -----------     -----------           -------------      ------------

         Gross profit                       2,048,238       2,173,818               4,163,329         3,776,296

Operating expenses                          1,679,353       1,060,505               3,183,631         2,168,770
                                          -----------     -----------           -------------      ------------

         Operating income                     368,885       1,113,313                 979,698         1,607,526


Interest expense                               43,217          12,881                  85,668            25,021
                                          -----------     -----------           -------------      ------------

Income before taxes                           325,668       1,100,432                 894,030         1,582,505

Provision for income taxes                    141,873         377,465                 334,302           532,504
                                          -----------     -----------           -------------      ------------

Income before minority interest           $   183,795     $   722,967           $     559,728      $  1,050,001
                                          ===========     ===========           =============      ============

Minority interest                                   -         154,512                       -           260,240
                                          -----------     -----------           -------------      ------------

Net income                                $   183,795     $   568,455           $     559,728      $    789,761
                                          ===========     ===========           ==============     ============

Net income per common share-basic         $       .02     $       .06           $         .05      $        .08
                                          ===========     ===========           =============      ============
    and diluted

Weighted average number of common
   shares outstanding

Basic                                      11,828,880       9,555,542              11,828,880         9,555,542
                                          ===========     ===========           =============      ============

Diluted                                    11,869,493       9,555,542              11,864,403         9,555,542
                                          ===========     ===========           =============      ============

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Six months          Six months
                                                                                 ended               ended
                                                                             June 30, 2002       June 30, 2001
                                                                             -------------       -------------
                                                                              (Unaudited)         (Unaudited)

Cash flows from operating activities
    Net income                                                               $    559,728        $   789,761
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Minority interest                                                                 -            260,240
      Depreciation and amortization                                               428,809            251,958
      Loss on disposal or sale of property and equipment                           31,613              1,023
      Deferred income taxes                                                        66,759            202,963
      Gain on sale of marketable securities                                        (1,430)           ( 1,163)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                               666,449           (714,124)
        Inventory                                                                (263,938)           (31,437)
        Unbilled receivables                                                     (353,117)           149,660
        Jobs in progress                                                         (101,381)          (318,184)
        Prepaid and other current assets                                           22,845            (99,717)
        Accounts payable                                                         (419,147)           278,004
        Accrued liabilities                                                      (189,811)          (243,027)
        Income taxes payable                                                      267,602           (178,678)
                                                                             ------------        ------------

              Cash flows provided by operating activities                         714,981            347,279
                                                                             ------------        -----------

Cash flows from investing activities
    Purchases of property and equipment                                          (584,275)          (688,975)
    Payments received on notes receivable                                             166             11,640
                                                                             ------------        -----------
              Cash flows used in investing activities                            (584,109)          (677,335)
                                                                             ------------        -----------

Cash flows from financing activities
    Payments on line of credit                                                   (300,000)                 -
    Net proceeds from line of credit                                                    -             14,347
    Payment of long-term debt                                                     (64,400)                 -
    Net proceeds from long-term debt                                                    -            232,921
                                                                             ------------        -----------

              Cash flows provided by (used in) financing activities              (364,400)           247,268
                                                                             ------------        -----------

Net decrease in cash and cash equivalents                                        (233,528)           (82,788)

Cash and cash equivalents, beginning of period                                    404,388            150,862
                                                                             ------------        -----------

Cash and cash equivalents, end of period                                     $    170,860        $    68,074
                                                                             ============        ===========

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


NOTE 2.  COMPREHENSIVE INCOME                 Three months      Three months      Six months       Six months
                                                  ended             ended            ended            ended
                                              June 30, 2002     June 30, 2001    June 30, 2002     June 30, 2001
                                              -------------     -------------    -------------     -------------

Net income                                   $      183,795    $     568,455     $     559,728    $     789,761

Other comprehensive gain (loss):

Unrealized gain (loss) on
    marketable securities                             4,335            1,391            (7,109)           1,163
                                             --------------    -------------     -------------    -------------

Comprehensive income                         $      188,130    $     569,846     $     552,619    $     790,924
                                             --------------    -------------     -------------    -------------



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

The company has restated its financial statements for the quarter ended June 30, 2001 to reflect the acquisition of Epic Communications, Inc., Viper Communications, Inc. and CKS Management, Inc., acquisitions completed in August 2001.

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

The separate sales and net income of the Company and the Acquired Businesses for periods prior to the merger are as follows:

                                                        Three months            Six months
                                                            Ended                  Ended
                                                          June 30,               June 30,
                                                            2001                   2001
                                                         (Unaudited)            (Unaudited)

Sales:
         Company                                      $     3,897,531         $    6,098,134
         Acquired businesses                                2,574,694              4,993,534
         Intercompany transactions                           (654,527)              (832,660)
                                                      ---------------         --------------
         Combined                                     $     5,817,698         $   10,259,008
                                                      ===============         ==============

Net income:
         Company                                      $       361,417         $      518,898
         Acquired businesses                                  361,550                531,103
         Minority interest                                   (154,512)              (260,240)
                                                      ---------------         --------------
         Combined                                     $       568,455         $      789,761
                                                      ===============         ==============



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

The Company completed a transitional fair value based impairment test of goodwill as of June 30, 2002, and no impairment resulted.

         The company had no amortization expense related to goodwill in 2001.

NOTE 6 SUBSEQUENT EVENT

On July 22, 2002, we were notified that one of our customers MCI/Worldcom filed for Chapter 11 bankruptcy protection. Our total pre-petition receivable was approximately $205,000 at June 30, 2002 and $340,000 at August 15, 2002, of which $325,000 is for work we performed in rebuilding the communication infrastructure in Afghanistan. This work is an on going effort, and because of the high profile nature of the project, we believe we will continue to perform the work and be paid in full for all work performed after the date of filing bankruptcy. The pre-petition receivable may be subject to reduction or delay in payment as an unsecured claim. However, we believe we are critical to the success of the Afghanistan project and will be paid substantially all of the pre-petition debt. Nevertheless, it is possible that we may not collect a significant portion of our pre-petition receivable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


General

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

Item 1. Description of Business.

         We are a holding company and the sole shareholder of MTSI, Inc., a Texas corporation ("MTSI"), CKS Management, Inc., ("CKS"), a Texas corporation, EPIC Communications, Inc., a Texas corporation ("Epic"), Viper Communications Systems Inc., a Texas corporation ("Viper") and Site Communications, ("Site"), MTSI/Central Asia, Ltd., and MTSI/West Coast Division, Inc., which collectively are our only assets and the entities through which we conduct our operations. All references herein to "we," "us" or "our" with respect to our business operations refer to the combined business operations of Microwave Transmission Systems, Inc., MTSI, CKS, EPIC, VIPER , SITE, MTSI/Central Asia and MTSI West Coast unless specifically stated otherwise.

         Our principal business is the construction and maintenance of wireless communications transmitting and receiving facilities for providers of wireless communication services. Approximately 49% of our revenues are derived from operations in Texas,14% Florida, 7% N. Carolina, 6% Oklahoma, with the other 24% derived from operations in other regions of the United States and internationally. We have participated in the development of more than 4000 antenna sites in the United States. MTSI commenced operations in 1987, and was principally engaged in the construction of microwave towers. As part of this original effort, MTSI developed the skill to calibrate the antennae and instruments used in these towers and thereby assure the tower's robust operation, a value added skill that is used in implementing the construction and maintenance work on technologies utilized in later years. In the early 1990's MTSI began work on a variety of other wireless technologies lead by the sharp increase in use of cellular telephone systems, an analog technology. These other technologies included paging technologies as well as Specialized Mobile Radio and Enhanced Specialized Mobile Radio technologies. In the late 1990's MTSI began working Personal Communications Systems or PCS technologies, a technology that utilizes efficiencies of digital technology for the transmission of voice and data.

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

         We issued 5,750,000 shares of Common Stock to P. David Spurlin, which constituted 92% of our then issued and outstanding stock to acquire MTSI in August 1999. In January 2000, we changed our name to Microwave Transmission Systems, Inc.

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

         In continuation of our organic growth business model, in November 2001, we formed a corporation named Site Communications, Inc. This corporation was modeled after our successful Viper and Epic corporations who provide the same type of services. Site is located in Gallatin, Tennessee. May 2002, we formed MTSI/Central Asia, LTD., a Bahamas corporation. July 2002, we formed MTSI/West Coast Division, Inc., a California corporation, which will start up the end of this year or in 2003.

Item 2 - General

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

         We continue to be open to owning and operating towers used in cellular and PCS communications but will not engage in this activity unless the financial return is attractive. We will not dedicate resources to seek actively these opportunities and will require that any investment not jeopardize operations or strategic expansion plans.

         On July 21, 2002, we were notified that one of our customers, MCI/Worldcom, filed for Chapter 11 bankruptcy protection. Our total pre-petition exposure is $339,982 of which $325,000 is for work we performed in rebuilding the communication infrastructure in Afghanistan. This work is an on going effort, and because of the high profile nature of the project, we believe we will continue to perform the work and be paid in full for all work performed after the date of filing bankruptcy. The pre-petition receivable may be subject to reduction and delay in payment as an unsecured claim. However, we believe we are critical to the success of the Afghanistan project and will be paid substantially all of the pre-petition debt.


Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Our net earnings decreased to $183,795 in the second quarter of 2002 compared to $568,455 in the second quarter of 2001. Our income before taxes reflected a similar decline with income before taxes of $325,668 in the 2002 period versus $1,100,432 in the same period in fiscal 2001, a decrease of 70%.

         Our revenues in the second quarter of 2002 decreased 22% to $4,527,854 from $5,817,698. Most of this decrease is a direct result of material sales dropping by $830,342 in this quarter. Excluding revenue from materials and equipment, our revenues for construction services, our most profitable revenue stream, increased 12.1% in the second quarter of 2002 to $3,894,299 when compared to the second quarter of 2001, which was $3,495,595. This allowed us to increase our gross margins to 45.2% from 37.4% when compared to the same period in 2001. The dollar amount of our actual gross profit for this period decreased 1% to $2,048,238 from $2,173,818.

         Operating expenses increased approximately 58% between the two periods, largely reflecting the costs of being a public company and the start up of new subsidiaries. Operating expense was $1,679,353 for quarter ending June 30, 2002 versus $1,060,505 for the same period in 2001. This increase was generated by the opening of two more offices, Site Communications, Gallatin, Tennessee and our welding and fabrication shop in Melissa, Texas. The initial startup costs associated with these types of ventures has in the past put pressure on our operating expenses; we feel in the long term the revenue generated by these new offices will offset the added operating expense.



Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Our net earnings decreased 29.1% to $559,728 for the first six months of 2002 from $789,761 for the same period in 2001. Our income before taxes decreased 43.5% to $894,030 in the first six months of 2002 from $1,582,505 in the same period in fiscal 2001.

         Our revenues in the first six months of 2002 decreased $750,164 to $9,508,844 from $10,259,008 for the corresponding period in 2001. Sales of materials for the six month period ending June 2002 was $595,393 versus $2,280,911. This decrease is attributed to our larger customers deciding to order the bulk of the installation materials direct from the manufacturer decreasing their costs. We expect this trend to continue in the foreseeable future. Our construction services revenue for the six months increased 20% to $8,455,729 from $6,828,230 for the same period in 2001. This factor helped increase our gross profit in the first six months of 2002 to $4,163,329 from $3,779,893. This increased our gross profit margin in 2002 to 43.8% versus 36.8% for the same period in 2001.

         Operating expenses increased approximately 47% between the second quarter of 2002 and the same period in 2001, largely reflecting increased general and administrative expenses of a larger organization and increased insurance costs post September 11, 2001. We believe we can continue to grow our revenue base without a corresponding percentage increase in operating expenses, resulting in improved operating leverage and profit margin. For the six months ended June 30, 2002, our operating expenses to net sales were 33.5% compared to 21.1% for the comparable period in 2001.

         Beginning in fiscal 2000, we converted from a cash basis taxpayer to an accrual basis taxpayer which resulted in a tax liability for previous years that is payable over four years.


LIQUIDITY AND CAPITAL RESOURCES

         Our operations are funded through internally generated funds, borrowings for vehicles and a line of credit.

         Our receivables for a given quarter as a percentage of that quarter's revenues increased throughout fiscal 2001 and decreased into fiscal 2002. We attribute our decline in receivables to our more concerted effort to collect them.

         We maintain a line of credit to manage fluctuations in cash flows. At June, 2002 the total borrowing capacity under our line of credit was $2,550,000 based on the eligible accounts receivables as defined. The Company had $1,910,624 and $1,603,254 outstanding under the line of credit as of June 30, 2002, and December 31, 2001 respectively. We believe that cash flows provided by operations and availability of the line of credit, supplemented by our cash position, will be adequate to meet and sustain moderate growth. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment. However, there is no assurance that financing would be available when and if needed, or that it would be available on suitable terms.

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


______________________________________________________________________________
FORWARD-LOOKING STATEMENTS


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

                                     Microwave Transmission Systems, Inc.


Dated: - August 16, 2002             By: /s/ P. David Spurlin
                                     ---------------------------------------
                                     P. David Spurlin,
                                     President and Chief Executive Officer

                                     By: /s/ D. Susan King
                                     ---------------------------------------
                                     D. Susan King,
                                     Controller and
                                     Principal Accounting Officer