Form 10QSB
period 2002-09-30
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2002-11-05
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 000-30722

                      Microwave Transmission Systems, Inc.
                     -------------------------------------
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

                                 (972) 669-0591
                                ----------------
                         (Registrant's telephone number)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of October 11, 2002: 11,828,880

..
PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                              September 30,       December 31,
                                                                                2002                2001
                                                                             --------------      -------------
                                                                              (Unaudited)
Current assets
    Cash and cash equivalents                                                $      8,458        $    404,388
    Marketable securities, available for sale                                       6,009              20,702
    Accounts receivable, trade, net of allowance for doubtful accounts
    of  -0- and $35,174 in 2002 and 2001 respectively.                          4,310,654           4,376,465
    Unbilled accounts receivable                                                  479,723             201,353
    Prepaid and other current assets                                               58,590              79,656
    Jobs in progress                                                              542,063             565,952
    Inventory                                                                     688,082             349,222
    Employee advances                                                              57,241              75,053
                                                                             ------------        ------------

              Total current assets                                              6,150,820           6,072,791

PROPERTY AND EQUIPMENT                                                          5,372,531           4,535,553
    Less accumulated depreciation                                              (1,615,154)         (1,043,805)
                                                                             -------------       -------------

              Total property and equipment                                      3,757,377           3,491,748

OTHER ASSETS
    Other assets                                                                    1,630              26,771
    Non-current notes receivable - related parties                                   -                    166
    Goodwill                                                                    5,082,183           5,082,183
                                                                             ------------        ------------
              Total other assets                                                5,083,813           5,109,120
                                                                             ------------        ------------

              Total assets                                                   $ 14,992,010        $ 14,673,659
                                                                             ============        ============

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              September 30,       December 31,
                                                                                  2002                2001
                                                                             ------------        ------------
                                                                              (Unaudited)
Current liabilities
    Borrowings on line of credit                                             $       -           $    300,000
    Current portion of long-term debt                                             486,704             483,166
    Accounts payable                                                              344,687             766,090
    Accrued liabilities                                                           798,785             915,572
    Income taxes payable                                                          782,805             752,780
    Deferred tax liability                                                        533,872             732,438
                                                                             --------------      ------------

              Total current liabilities                                         2,946,853           3,950,046

    Long-term debt, less current portion                                        3,543,500           3,042,616
                                                                             ------------        ------------

    Total liabilities                                                           6,490,353           6,992,662

Shareholders' equity
    Preferred stock, $0.001 par value; 10,000,000 shares authorized;
      none issued and outstanding                                                    -                   -
    Common stock $0.001 par value; 40,000,000 shares authorized;
      11,828,880  shares issued and outstanding                                    11,829              11,829
    Additional paid-in capital                                                  4,773,525           4,773,525
    Accumulated other comprehensive income (loss)                                 (14,693)              1,430
    Retained earnings                                                           3,730,996           2,894,213
                                                                             ------------        ------------

              Total shareholders' equity                                        8,501,657           7,680,997
                                                                             ------------        ------------

              Total liabilities and shareholders' equity                     $ 14,992,010        $ 14,673,659
                                                                             ============        ============

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                        Three months ended September 30,        Nine months ended September 30,
                                                   (Unaudited)                          (Unaudited)

                                              2002           2001                   2002                2001
                                          -----------     -----------           -------------      ------------

Net sales                                 $ 5,716,429     $ 4,515,097           $  15,225,273      $ 14,489,560
Cost of sales                               3,415,130       2,888,683               8,760,645         9,083,410
                                          -----------     -----------           -------------      ------------

         Gross profit                       2,301,299       1,626,414               6,464,628         5,406,150

Operating expenses                          1,747,933       1,168,506               4,931,564         3,340,757
                                          -----------     -----------           -------------      ------------

         Operating income                     553,366         457,908               1,533,064         2,065,393

Merger costs                                     -             54,424                    -               54,424
Interest expense                               65,727          27,034                 151,395            52,055
                                          -----------     -----------           -------------      ------------

Income before taxes and minority
  interest                                    487,639         376,450               1,381,669         1,958,914

Provision for income taxes                    210,584         121,914                 544,886           678,227
                                          -----------     -----------           -------------      ------------

Income before minority interest               277,055         254,536                 836,783         1,280,687
                                          -----------     -----------           -------------      ------------

Minority interest                                -            148,454                    -              344,085
                                          -----------     -----------           -------------      ------------

Net income                                $   277,055     $   106,082           $     836,783      $    936,602
                                          ===========     ===========           =============      ============
Net income per common share-basic         $       .02     $       .01           $         .07      $        .11
                                          ===========     ===========           =============      ============
    and diluted

Weighted average number of common
   shares outstanding

Basic                                      11,828,880       9,628,425              11,828,880         8,789,436
                                          ===========     ===========           =============      ============

Diluted                                    11,853,286       9,628,425              11,860,697         8,789,436
                                          ===========     ===========           =============      ============

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Nine months ended September 30,
                                                                                 2002                  2001
                                                                                 ----                  ----
                                                                              (Unaudited)           (Unaudited)

Cash flows from operating activities
    Net income                                                               $    836,783        $   936,602
    Adjustments to reconcile net income to net cash provided
      by operating activities:
         Minority interest                                                           -               344,085
      Depreciation and amortization                                               628,820            367,953
      Common stock issued as compensation                                            -                 7,500
      Gain on disposal or sale of property and equipment                             -               (18,778)
      Deferred income taxes                                                      (198,566)            (2,362)
      Gain on sale of marketable securities                                        (1,430)            (2,723)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                                65,811           (586,925)
        Inventory                                                                (338,860)           (71,233)
        Unbilled accounts receivables                                            (278,370)              -
        Jobs in progress                                                           23,889           (200,237)
        Prepaid and other current assets                                           38,878              4,054
        Other assets                                                               22,297           (115,133)
        Accounts payable                                                         (421,403)            83,329
        Accrued liabilities                                                      (116,788)           155,841
        Income taxes payable                                                       30,025            169,675
                                                                             ------------        -----------

              Cash flows provided by operating activities                         291,086          1,071,648
                                                                             ============        ===========

Cash flows from investing activities
    Acquisition of businesses, net of cash acquired                                  -            (1,619,194)
    Purchases of property and equipment                                          (891,604)          (914,129)
    Proceeds from sale of property and equipment                                     -                53,800
    Issuance of notes receivable                                                     -                (7,558)
    Payments received on notes receivable-related parties                             166            271,453
                                                                             ------------        -----------

              Cash flows used in investing activities                            (891,438)        (2,215,628)
                                                                             ============        ===========

Cash flows from financing activities
    Payments on line of credit                                                   (300,000)              -
    Net proceeds from line of credit                                                 -             1,036,332
    Net proceeds of long-term debt                                                504,422            872,363
    Distribution to controlling shareholder in business
      acquisitions                                                                   -              (894,975)
                                                                               ----------        -----------

              Cash flows provided by financing activities                         204,422          1,013,720
                                                                             ============        ===========

Net decrease in cash and cash equivalents                                        (395,930)          (130,260)

Cash and cash equivalents, beginning of period                                    404,388            150,862
                                                                             ------------        -----------

Cash and cash equivalents, end of period                                     $      8,458        $    20,602
                                                                             ============        ===========

NOTE 1.  BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Microwave Transmission Systems, Inc. ("MTSI") or ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the years ended December 31, 2001 and 2000. Results of operations for interim period are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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


NOTE 2.  COMPREHENSIVE INCOME


                                                     Three months ended                   Three months ended
                                                         September 30,                       September 30,
                                                   2002                 2001            2002                2001
                                                   ----                 ----            ----                ----

Net income                                        $   277,055       $   106,082        $  836,783         $  936,602

Other comprehensive loss:
    Unrealized loss on marketable securities           (9,014)             (195)          (14,693)            (1,357)
                                                  -----------       ------------       ----------         ----------


Comprehensive income                              $   268,041       $   105,887        $  822,090         $  935,245
                                                  ===========       ============       ==========         ==========


NOTE 3.   INCOME PER COMMON SHARE

Basic income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially diluted securities had been converted. A reconciliation of the denominators of the basic and diluted net income per share computations follows:

                                                     Three months ended                       Three months ended
                                                       September 30,                              September 30,
                                                2002                 2001               2002                    2001
                                                ----                 ----               ----                    ----

Weighted number of common shares
      outstanding                              11,828,880           9,628,425           11,828,880            8,789,436
Effect of dilutive options                         24,406                -                  31,817                 -
                                               ----------           ---------           ----------            ---------

Weighted average number of common  shares
      Outstanding, assuming dilution           11,853,286           9,628,425           11,860,697            8,789,436
                                               ==========           =========           ==========            =========



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

During the three months ended September 30, 2001, the Company recorded merger costs of $54,424. These merger costs are associated with the August 30, 2001 acquisitions of the acquired businesses and include financial, advisory, legal and accounting fees.

NOTE 5.  RECENT ACCOUNTING PRONOUNCEMENTS

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



In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have a material effect on its consolidated financial statements.


In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities initiated after December 31, 2002. The Company does not believe that the implementation of this standard will have a material effect on its consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         In fiscal 2002 we continued to experience an increase in the concentration of operations within certain geographical areas, which had a positive effect on the results of our operations. An increased portion of our operations came from the build out of systems of towers in a single geographical location rather than the construction of one or a few towers in many locations. Where we can concentrate construction of several towers in a single location, our employees work more efficiently and our travel expenses are reduced.

         We also experienced a reduction in revenues as a result of our customers as a whole trying to reduce their capital expenditures and thus bringing a majority of their purchasing in house. This created a substantial revenue drop from the sales of material and equipment and we expect this trend to continue in the near term. These material and equipment sales have been and continue to be lower margin sales, but we have replaced this revenue with higher margin construction sales.

         We continue to be open to owning and operating towers used in cellular and PCS communications but will not engage in this activity unless the financial return is attractive. We will not dedicate resources to actively seek these opportunities and such opportunities will require that any investment not jeopardize operations or strategic expansion plans.

         On July 22, 2002, we were notified that one of our customers, MCI/Worldcom, filed for Chapter 11 bankruptcy protection. We believe our receivable at September 30, 2002 is fully collectable and MCI/Worldcom will remain a very viable source of revenue for us in the near term and beyond. MCI/Worldcom has paid all of its post-petition liabilities in a very timely fashion and we expect this trend to continue as they strive to come out from under their arduous debt load.


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Our net earnings increased to $277,055 in the third quarter of 2002 compared to $106,082 the third quarter of 2001, an increase of approximately 161%. Our income before taxes and minority interest reflected a similar increase with income before taxes of $487,639 in the 2002 period versus $376,450 in the same period in fiscal 2001, a increase of 30%.

      Our revenues in the third quarter of 2002 increased 27% to $5,716,429 from $4,515,097. Most of this increase is a direct result of increased sales from the newly formed companies. This allowed us to increase our gross margins to 40% from 36% when compared to the same period in 2001. The dollar amount of our actual gross profit for this period increased 41% to $2,301,299 from $1,626,414.

      Operating expenses increased 50% between the two periods, largely reflecting the costs of being in an expansion mode given the start up of new operations. In addition, we had to write off uncollectible receivables in the third quarter ending September 2002. Operating expense was $1,747,933 for quarter ending September 30, 2002 versus $1,168,506 for the same period in 2001. The increase is a necessary component of our overall plan to the geographical area in which we provide services. This particular increase was generated by the opening of two operations, Site Communications in Gallatin, Tennessee and our welding and fabrication shop in Melissa, Texas. The initial startup costs associated with these types of ventures has in the past put pressure on our operating expenses. We expect the costs associated with this type of growth to continue to increase at a lower rate. We believe that in the long term, the revenue generated by these new offices will offset the added operating expense. We expect to open two additional offices by March 31, 2003. One new office will be in Anaheim, California and the other near Pittsburg, Pa.



Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Our net earnings decreased 11% to $836,783 for the first nine months of 2002 from $936,602 for the same period in 2001. Our income before taxes and minority interest decreased 30% to $1,381,669 in the first nine months of 2002 from $1,958,914 in the same period in fiscal 2001.

      Our revenues in the first nine months of 2002 increased $735,713 to $15,225,273 from $14,489,560 for the corresponding period in 2001. Sales of materials for the nine-month period ending September 2002 was $1,003,611 versus $2,644,730 for the same period in 2001. This decrease is attributed to our larger customers deciding to order the bulk of the installation materials direct from the manufacturer to decrease their costs. We expect this trend to continue in the foreseeable future. Our construction services revenue for the nine months increased 9% to $13,364,899 from $12,221,750 for the same period in 2001. This factor helped increase our gross profit in the first nine months of 2002 to $6,464,628 from $5,406,150 for the same period in 2001. This increased our gross profit margin in 2002 to 43% versus 37% for the same period in 2001.

      Operating expenses increased 48% to $4,931,564 from $3,340,757 between the nine months ending September 30,2002 and 2001, largely reflecting increased general and administrative expenses of a larger organization and increased insurance costs after September 11, 2001 as well as the start of new operations in Nashville, Tennessee and Melissa, Texas. We believe we can continue to grow our revenue base without a corresponding percentage increase in operating expenses, resulting in improved operating leverage and profit margin. For the nine months ended September 30, 2002, our operating expenses to net sales were 32% compared to 23% for the comparable period in 2001.



LIQUIDITY AND CAPITAL RESOURCES

      Our operations are funded through internally generated funds, borrowings for vehicles and a line of credit.

      We maintain a line of credit to manage fluctuations in cash flows. At September, 2002 the total borrowing capacity under our line of credit was $2,550,000, based on the eligible accounts receivables as defined. The Company had $2,033,254 and $1,603,254 outstanding under the line of credit as of September 30, 2002, and December 31, 2001 respectively. We believe that cash flows provided by operations and availability of the line of credit, supplemented by our cash position, will be adequate to meet and sustain moderate growth. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment. However, there is no assurance that financing would be available when and if needed, or that it would be available on suitable terms.

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

      On September 25, 2002, Epic Communications, Inc., purchased a building in Austin, Texas. The total cost was $291,039, of which $232,178 was financed through Comerica Bank.

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


Part 11-Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      None
         (b)      Reports on Form 8-K-none




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Microwave Transmission Systems, Inc.


Dated: - November 4, 2002             By: /s/ P. David Spurlin
                                      ---------------------------------------
                                      P. David Spurlin,
                                      President and Chief Executive Officer




                                      By: /s/D. Susan King
                                      ---------------------------------------
                                      D. Susan King,
                                      Controller and
                                      Principal Accounting Officer

                                  CERTIFICATION

I, P. David Spurlin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Microwave Transmission Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  November 4, 2002


                                                     /s/  P. David Spurlin
                                                     --------------------------
                                                     P. David Spurlin,
                                                     President

                                  CERTIFICATION

I, D. Susan King, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Microwave Transmission Systems, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  November 4, 2002


                                                     /s/  D. Susan King
                                                     --------------------------
                                                     D. Susan King,
                                                     Vice President