Form 10QSB/A
period 2002-09-30
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2003-02-14
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No.1


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 000-30722

                       Microwave Transmission Systems, Inc
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

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of October 11, 2002: 11,828,880.

Explanatory note

The originally filed quarterly report on Form 10-QSB of the Company for the quarterly period ended September 30, 2002 incorrectly overstated inventory at September 30, 2002, as $688,082 rather than $592,064, an overstatement of $96,018. Accordingly, the Company's pretax profit for the three and nine months ended September 30, 2002 was overstated by the same amount with net income for each of the respective periods reduced by $58,091 (from $277,055 to $218,964) and $58,091 (from $836,783 to $778,692).

Earnings per share for each of the periods, $0.02 and $0.07, was unchanged.

The following restatements recapitulates the disclosures originally filed to reflect the restatement.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                              September 30,       December 31,
2002                        2001


(Unaudited)
Current assets
    Cash and cash equivalents                                                $      8,458        $    404,388
    Marketable securities, available for sale                                       6,009              20,702
    Accounts receivable, trade, net of allowance for doubtful accounts
    of  -0- and $35,174 in 2002 and 2001 respectively.                          4,310,654           4,376,465
    Unbilled accounts receivable                                                  479,723             201,353
    Prepaid and other current assets                                               58,590              79,656
    Jobs in progress                                                              542,063             565,952
    Inventory                                                                     592,064             349,222
    Employee advances                                                              57,241              75,053
                                                                             ------------        ------------

              Total current assets                                              6,054,802           6,072,791

PROPERTY AND EQUIPMENT                                                          5,372,531           4,535,553
    Less accumulated depreciation                                              (1,615,154)         (1,043,805)
                                                                             -------------       -------------

              Total property and equipment                                      3,757,377           3,491,748

OTHER ASSETS
    Other assets                                                                    1,630              26,771
    Non-current notes receivable - related parties                                      -                 166
    Goodwill                                                                    5,082,183           5,082,183
                                                                             ------------        ------------
              Total other assets                                                5,083,813           5,109,120
                                                                             ------------        ------------

              Total assets                                                   $ 14,895,992        $ 14,673,659
                                                                             ============        ============

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)



                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                              September 30,       December 31,
                                                                                  2002                2001
                                                                             ------------        ------------
                                                                              (Unaudited)
Current liabilities
    Borrowings on line of credit                                             $          -      $      300,000
    Current portion of long-term debt                                             486,704             483,166
    Accounts payable                                                              344,687             766,090
    Accrued liabilities                                                           798,785             915,572
    Income taxes payable                                                          744,878             752,780
    Deferred tax liability                                                        533,872             732,438
                                                                             --------------      ------------

              Total current liabilities                                         2,908,926           3,950,046

    Long-term debt, less current portion                                        3,543,500           3,042,616
                                                                             ------------           ---------

    Total liabilities                                                           6,452,426           6,992,662

Shareholders' equity
    Preferred stock, $0.001 par value; 10,000,000 shares authorized;
      none issued and outstanding                                                       -                   -
    Common stock $0.001 par value; 40,000,000 shares authorized;
      11,828,880  shares issued and outstanding                                    11,829              11,829
    Additional paid-in capital                                                  4,773,525           4,773,525
    Accumulated other comprehensive income (loss)                                 (14,693)              1,430
    Retained earnings                                                           3,672,905           2,894,213
                                                                             ------------        ------------

              Total shareholders' equity                                        8,443,566           7,680,997
                                                                             ------------        ------------

              Total liabilities and shareholders' equity                     $ 14,895,992      $   14,673,659
                                                                             ============       =============

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME





                                        Three months ended September 30,        Nine months ended September 30,
                                                (Unaudited)                             (Unaudited)

                                              2002           2001                   2002                2001
                                          -----------     -----------           -------------      ------------

Net sales                                 $ 5,716,429     $ 4,515,097           $  15,225,273      $ 14,489,560
Cost of sales                               3,511,148       2,888,683               8,856,663         9,083,410

         Gross profit                       2,205,281       1,626,414               6,368,610         5,406,150

Operating expenses                          1,747,933       1,168,506               4,931,564         3,340,757
                                          -----------     -----------           -------------      ------------

         Operating income                     457,348         457,908               1,437,046         2,065,393

Merger costs                                        -          54,424                       -            54,424
Interest expense                               65,727          27,034                 151,395            52,055
                                          -----------     -----------           -------------      ------------

Income before taxes and minority
  interest                                    391,621         376,450               1,285,651         1,958,914

Provision for income taxes                    172,657         121,914                 506,959           678,227
                                          -----------     -----------           -------------      ------------

Income before minority interest               218,964         254,536                 778,692         1,280,687
                                          -----------     -----------           --------------     ------------

Minority interest                                   -         148,454                       -           344,085
                                          -----------     -----------           -------------      ------------

Net income                                $   218,964     $   106,082           $     778,692      $    936,602
                                          ===========     ===========           =============      ============
Net income per common share-basic         $       .02     $       .01           $         .07      $        .11
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
                                          ===========     ===========           =============      ============

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Nine months ended September 30,
                                                                                 2002                   2001
                                                                                 ----                   ----
                                                                              (Unaudited)            (Unaudited)

Cash flows from operating activities
    Net income                                                               $    778,692        $   936,602
    Adjustments to reconcile net income to net cash provided
      by operating activities:
      Minority interest                                                                 -            344,085
      Depreciation and amortization                                               628,820            367,953
      Common stock issued as compensation                                               -              7,500
      Gain on disposal or sale of property and equipment                                -            (18,778)
Deferred income taxes                                                            (236,493)            (2,362)
      Gain on sale of marketable securities                                        (1,430)            (2,723)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                                65,811           (586,925)
        Inventory                                                                (242,842)           (71,233)
        Unbilled accounts receivables                                            (278,370)                 -
        Jobs in progress                                                           23,889           (200,237)
        Prepaid and other current assets                                           38,878              4,054
        Other assets                                                               22,297           (115,133)
        Accounts payable                                                         (421,403)            83,329
        Accrued liabilities                                                      (116,788)           155,841
        Income taxes payable                                                       30,025            169,675
                                                                             ------------        -----------

              Cash flows provided by operating activities                         291,086          1,071,648
                                                                             ============        ===========

Cash flows from investing activities
    Acquisition of businesses, net of cash acquired                                     -         (1,619,194)
    Purchases of property and equipment                                          (891,604)          (914,129)
    Proceeds from sale of property and equipment                                        -             53,800
    Issuance of notes receivable                                                        -             (7,558)
    Payments received on notes receivable-related parties                             166            271,453
                                                                             ------------        -----------

              Cash flows used in investing activities                            (891,438)        (2,215,628)
                                                                             ============        ===========

Cash flows from financing activities
    Payments on line of credit                                                   (300,000)                 -
    Net proceeds from line of credit                                                    -          1,036,332
    Net proceeds of long-term debt                                                504,422            872,363
    Distribution to controlling shareholder in business
      acquisitions                                                                      -           (894,975)
                                                                             ------------        -----------

              Cash flows provided by financing activities                         204,422          1,013,720
                                                                             ============        ===========

Net decrease in cash and cash equivalents                                        (395,930)          (130,260)

Cash and cash equivalents, beginning of period                                    404,388            150,862
                                                                             ------------        -----------

Cash and cash equivalents, end of period                                     $      8,458        $    20,602
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


NOTE 2.  COMPREHENSIVE INCOME


                                                     Three months ended                   Three months ended
                                                        September 30,                       September 30,
                                                      2002              2001            2002            2001
                                                      ----              ----            ----            -----

Net income                                        $   218,964       $   106,082     $  778,692       $  936,602

Other comprehensive loss:
    Unrealized loss on marketable securities           (9,014)             (195)       (14,693)          (1,357)
                                                  -----------       -----------     ----------       ----------

Comprehensive income                              $   209,950       $   105,887     $  763,999       $  935,245
                                                  ===========       ===========     ==========       ==========



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


Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

         Our net earnings increased to $218,964 in the third quarter of 2002 compared to $106,082 the third quarter of 2001, an increase of approximately 106%. Our income before taxes and minority interest reflected a similar increase with income before taxes of $391,621 in the 2002 period versus $376,450 in the same period in fiscal 2001, a increase of 4%.

         Our revenues in the third quarter of 2002 increased 27% to $5,716,429 from $4,515,097. Most of this increase is a direct result of increased sales from the newly formed companies. This allowed us to increase our gross margins to 39% from 36% when compared to the same period in 2001. The dollar amount of our actual gross profit for this period increased 36% to $2,205,281 from $1,626,414.

         Operating expenses increased 50% between the two periods, largely reflecting the costs of being in an expansion mode given the start up of new operations. In addition, we had to write off uncollectible receivables in the third quarter ending September 2002. Operating expense was $1,747,933 for quarter ending September 30, 2002 versus $1,168,506 for the same period in 2001. The increase is a necessary component of our overall plan to enlarge the geographical area in which we provide services. This particular increase was generated by the opening of two operations, Site Communications in Gallatin, Tennessee and our welding and fabrication shop in Melissa, Texas. The initial startup costs associated with these types of ventures has in the past put pressure on our operating profits. We expect the costs associated with this type of growth to continue to increase at a lower rate. We believe that in the long term, the revenue generated by these new offices will offset the added operating expense. We expect to open two additional offices by March 31, 2003. One new office will be in Anaheim, California and the other near Pittsburg, Pa.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

         Our net earnings decreased 17% to $778,692 for the first nine months of 2002 from $936,602 for the same period in 2001. Our income before taxes and minority interest decreased 3% to $1,285,651 in the first nine months of 2002 from $1,958,914 in the same period in fiscal 2001. Our revenues in the first nine months of 2002 increased $735,713 to $15,225,273 from $14,489,560 for the corresponding period in 2001. Sales of materials for the nine-month period ending September 2002 was $1,003,611 versus $2,644,730 for the same period in 2001. This decrease is attributed to our larger customers deciding to order the bulk of the installation materials direct from the manufacturer to decrease their costs. We expect this trend to continue in the foreseeable future. Our construction services revenue for the nine months increased 9% to $13,364,999 from $12,221,750 for the same period in 2001. This factor helped increase our gross profit in the first nine months of 2002 to $6,368,610 from $5,406,150 for the same period in 2001. This increased our gross profit margin in 2002 to 42% versus 37% for the same period in 2001.

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


Item 3. Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarizedand reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

         During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.



Part II-Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      None
         (b)      Reports on Form 8-K-none

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Microwave Transmission Systems, Inc.


Dated: - February 13, 2003            By: /s/ P. David Spurlin
                                      ---------------------------------------
                                      P. David Spurlin,
                                      President and Chief Executive Officer




                                      By: /s/D. Susan King
                                      ---------------------------------------
                                      D. Susan King,
                                      Controller andPrincipal Accounting Officer

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

     Date:  February 13, 2003

     /s/  P. David Spurlin
     -----------------------------
     P. David Spurlin,  President

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

     Date:  February 13, 2003

     /s/  D. Susan King
     ----------------------
     D. Susan King,  Vice President

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Microwave Transmission Systems, Inc. (the "Company"), on Form 10-QSB, as amended, for the period ending September, 30, 2002 (the "Report"), I, P. David Spurlin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ P. David Spurlin
---------------------------
P. David Spurlin, President

February 13, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Microwave Transmission Systems, Inc. (the "Company"), on Form 10-QSB, as amended, for the period ending September, 30, 2002 (the "Report"), I, D. Susan King, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ D. Susan King
------------------------------------
D. Susan King, Chief Financial Officer

February 13, 2003