Form 10KSB
period 2002-12-31
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2003-05-02
CIK 1110568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from _______ to_______.


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $19,332,575

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 26, 2003: $1,671,868.

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

Item 1. Description of Business.

General

         We are a holding company and the sole shareholder of MTSI, Inc., a Texas corporation ("MTSI"), CKS Management, Inc., ("CKS"), a Texas corporation, EPIC Communications, Inc., a Texas corporation ("Epic"), Viper Communications Systems Inc., a Texas corporation ("Viper") and Site Communications, ("Site"), which collectively are our only assets and the entities through which we conduct our operations. All references herein to the Company or to "we," "us" or "our" with respect to our business operations refer to the combined business operations of Microwave Transmission Systems, Inc., MTSI, CKS, Epic, Viper and Site, unless specifically stated otherwise.

         Our principal business is the construction and maintenance of wireless communications transmitting and receiving facilities for providers of wireless communication services. In 2002 approximately 44% of our revenues are derived from operations in Texas, 19% Florida, 11% Kentucky, 8% N. Carolina, 6% international and the balance, 12%, derived from operations in other regions of the United States. We have participated in the development of more than 4,000, antenna sites in the United States. MTSI commenced operations in 1987, and was principally engaged in the construction of microwave towers. As part of this original effort, MTSI developed the skill to calibrate the antennae and instruments used in these towers and thereby assure the tower's robust operation, a value added skill that is used in implementing the construction and maintenance work on technologies utilized in later years. In the early 1990's MTSI began work on a variety of other wireless technologies lead by the sharp increase in use of cellular telephone systems, an analog technology. These other technologies included paging technologies as well as Specialized Mobile Radio and Enhanced Specialized Mobile Radio technologies. In the late 1990's MTSI began working Personal Communications Systems or PCS technologies, a technology that utilizes efficiencies of digital technology for the transmission of voice and data.

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

         As new technologies are developed and implemented, we are engaged to return to an existing structure to install the newer technology. In particular, we are seeing the first implementations of third generation wireless technologies as well as enhancements to microwave transmitting facilities to accommodate anticipated WiFi technology for the internet. (The WiFi Alliance is a nonprofit international association formed to certify interoperability of wireless Local Area Netwrok products on IEEE 802.11 specification. Currently the Wi-Fi Alliance has 17 member companies from around the world, and 611 products have received WiFi certification since certification began in March of 2002. The goal of the WiFi Alliance's members is to enhance the user experience through product interoperability.) These new technologies may relate to the upgrading of an existing system that is becoming obsolete or may relate to the implementation of an additional technology such as microwave or digital technology.

Maintenance and Management

         In addition to the aforementioned construction, maintenance and inspection services that we provide, we own and manage three wireless communications tower sites. We maintain and manage our sites through a combination of in-house personnel and independent contractors. In-house personnel are responsible for oversight and supervision of all aspects of site maintenance and management, and are particularly responsible for monitoring security access, RF emission and interference issues, structural engineering, tower capacity, tenant relations and supervision of independent contractors. We hire independent contractors locally to perform routine maintenance functions such as landscaping, pest control, snow removal, vehicular access and equipment installation oversight. We engage these independent contractors on either a fixed fee or time and materials basis.

Customers

         We have performed site development services for many of the largest wireless service providers over the past several years. The majority of our contracts have been for PCS broadband, ESMR (Enhanced Specialized Mobile Radio), cellular and paging customers. We also service PCS narrowband, SMR (Special Mobile Radio) and MDS (Multiple Address Systems) wireless providers. In 2002, our largest customers were Alcatel, Cingular Wireless, Alltel Corporation, Leaco and MCI Worldcom representing 38%, 7%, 6%, 6% and 6% of our revenues, respectively. In 2001, our largest customers were Cingular Wireless, Alcatel, Alltel Corporation and MCI Worldcom representing 28%, 23%, 6% and 6% of our revenues, respectively. No other customer represented more than 10% of our revenues during these periods. See "Item 6. Management's Discussion and Analysis Of Financial Condition And Results Of Operations."

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

         Our growth is dependent upon the continued and increasing use of mobile and other wireless telecommunication technologies and expanding our services into new geographical areas. Increased use of wireless mobile technologies requires a larger number of towers. Improved technologies frequently require the implementation of these technologies on existing facilities. Additional uses of wireless technologies such as the wireless internet require the additional construction of towers where existing capacity is insufficient to handle increased usage. As the towers are built to implement these wireless technologies, they will need to be maintained.

         In 2001 we opened an office in Gallatin, Tennessee. In 2003 we anticipate opening an office in Santa Rosa, California and another near Pittsburg, Pennsylvania.

         We continually evaluate the prospects of opening additional offices throughout the United States. Our opening of additional offices will be driven by the needs of our existing customer base. Where our existing customers are upgrading major installations or are embarking upon a new market, we will consider the efficiencies to be gained in opening offices in those locations.

         While we believe that improving technologies, increased usage of existing technologies and new applications will drive the growth of our business, we will, when we believe that the construction provides an adequate return, construct towers that we own and lease space on these to providers of wireless communication services. We would build the tower to the specifications provided by the service provider. The service provider would then lease one or more antenna sites on the tower from us. We anticipate that these towers will be able to accommodate multiple tenants. By working with one or more "anchor" tenants, we will seek to develop a comprehensive plan for a particular network by locating new sites in areas identified by our customers as optimal for their network expansion requirements. Companies leasing antenna sites are expected to come from a wide range of industries, including cellular, PCS, enhanced specialized mobile radio, paging, fixed microwave, radio and television.

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

         Site Development and Tower Construction Competition. We also compete for development and new tower construction opportunities with wireless service providers, site developers and other independent tower operating companies and believe that competition for site development will increase and that additional competitors may enter the tower market, some of whom may have greater financial resources than we do. We believe that the majority of our competitors in the site development business operate within local market areas exclusively, while some firms appear to offer their services nationally, including American Tower Corporation, SpectraSite, Accelera Wireless, Wireless Facilities and LCC International. Our market includes participants from a variety of market segments offering individual, or combinations of, competing services. The field of competitors includes site development consultants, construction companies, tower owners/managers, radio frequency engineering consultants, and telecommunications equipment vendors (which provide end-to-end site development services through multiple subcontractors). We believe that providers base their decisions on site development services on certain criteria, including a company's experience, track record, local reputation, price and time for completion of a project, and believe that we compete favorably in these areas.

         Maintenance and Management Competition. The following companies are primarily competitors for our site management activities: AAT, APEX, JJS Leasing, Inc., Motorola, Signal One, Subcarrier Communications and Tower Resources Management.

Employees

         As of March 15, 2003, we had 155 employees, none of whom is represented by a collective bargaining agreement. All of our employees are full-time employees. Of our total employees, 16 work in management, 23 in administration and 116 in construction. We consider our employee relations to be good, and we have never experienced a work stoppage. From time to time, we also employ independent contractors to support our operation.

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

         Environmental Regulation. As an owner of three wireless communications tower sites, we are subject to certain environmental laws that impose strict, joint and several liability for the cleanup of on-site or off-site contamination and related personal or property damages. We are also subject to certain environmental laws that govern tower placement, including pre-construction environmental studies. We must also take into consideration certain RF emissions regulations that impose a variety of procedural and operating requirements. The potential connection between RF emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. We believe that we are in substantial compliance with, and we have no material liability under all applicable environmental laws. The cost of compliance with existing or future environmental laws and liability related thereto may have a material adverse effect on our prospects, financial condition or results of operations. We had no costs from our compliance with these laws during the past three years.

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

Item 2. Description of Properties.

         In 2002, MTSI leased our primary office facility in Richardson, Texas from P. David Spurlin, our Chief Executive Officer, President, and majority shareholder. The lease was for an initial three year term that expired 1999, with a month-to-month renewal thereafter, and has been classified as an operating lease. Total rent expense associated with this lease was $56,400 for each of the years ended December 31, 2002 and 2001, respectively.

         Until June 2002, we also leased a house from P. David Spurlin. The house provided lodging for out-of-town employees and contractors in lieu of incurring hotel and other travel related charges. The lease began in April 1999 and continued on a month-to-month basis. Total rent expense associated with this lease was $8,400 for the year ended December 31, 2001 and $3,500 during the first six months of the 2002 fiscal year. In June 2002, we terminated this relationship.

         In September 2002 Epic purchased a building in Austin, Texas for $291,039, of which $232,178 was financed through Comerica Bank.

         Site leases their office located in Gallatin, Tennessee from Volunteer Leasing Company. The lease is for an initial three-year term expiring August 31, 2004, with a month-to-month renewal thereafter. Total rent expense associated with this lease was $23,400 and $9,750 for the years ending December 31, 2002 and 2001, respectively.

         Viper in Ocala, Florida owns its property. Viper in North Carolina leases its office facility in Concord, North Carolina from Bobby H. Elliott and Sara C. Elliott. The lease was for an initial two-year term expiring May 1, 2002 and became a month to month lease thereafter. Total rent expense associated with this lease was $36,500 and $26,500 for the years ending December 31, 2002 and 2001, respectively.

         MTSI owns the property and manufacturing facility located in Melissa, Texas which serves as the operating headquarters for MTSI's Fabricator RSI.

         CKS owns the property and offices at two locations, one is located in Jacksonville, Texas and the other in Yukon, Oklahoma.

         Total rental expense for all of our operating leases was $129,663 and $111,363 for the years ended December 31, 2002 and 2001, respectively.

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

                                  High                         Low
                                ---------                   ---------
         2001
         First Quarter          $ 2.000                   $    .516
         Second Quarter         $ 4.000                   $   1.010
         Third Quarter          $ 3.750                   $   1.650
         Fourth Quarter         $ 2.500                   $   1.320

         2002
         First Quarter          $ 2.200                   $   1.150
         Second Quarter         $ 3.550                   $   1.000
         Third Quarter          $ 2.500                   $   1.100
         Fourth Quarter         $ 1.200                   $   1.150

         Holders. As of March 15, 2003, there were a total of 11,828,880 shares of our common stock outstanding, held by 1,089 shareholders of record.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL

         Most of our revenues, 60% in fiscal 2002, are derived from the installation of wireless transmission and receiving facilities used by cellular and PCS telephones. Generally, 15% of our revenues are derived from maintenance of those and similar facilities and another 15% are derived from fabricating, grounding, painting facilities and antenna testing. The remaining 10% of our revenues are derived from the erection of microwave towers.

         In fiscal 2001 we saw two new trends that affected the results of our operations. An increased portion of our operations came from the build out of systems of towers in a single geographical location rather than the construction of one or a few towers in many locations. Where we can concentrate construction of several towers in a single location, our employees work more efficiently and our mobilization expenses are reduced. Secondly, our clients have traditionally provided materials and equipment used for construction projects. Beginning in late 2000 and continuing through the second quarter of 2001, we began providing these materials and equipment for some of our clients with the result that the sales of construction materials and equipment have comprised a greater percentage of net revenues, 15.2% for fiscal year 2001 compared to 5.3% for the same period in 2000. The effect of these purchases and sales increased our revenues but offset the gains in margins that we would have otherwise achieved from our personnel's greater efficiency. This trend diminished significantly in the fourth quarter of 2001, significantly contributing to the decline in revenues in the fourth quarter of 2001 when compared to the fourth quarter of 2000. After the second quarter of 2001, this activity returned to traditional levels.

         On a case-by case basis, we continue to evaluate the ownership and management of towers used in cellular and PCS communications, but will not engage in this activity unless the financial return is attractive. We will not dedicate resources to actively seek these opportunities and will require that any investment not jeopardize operations or strategic expansion plans. As of March 15, 2003, we owned three towers.

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         Our net income declined to $403,382 for the year ended December 31, 2002 compared to net income of $1,257,837 for the year ended December 31, 2001, a decline of 68%. Revenues declined by approximately 5% to $19,332,575 from $20,412,562.

         The most significant factor causing the decline in net income was the increase in general and administrative expenses which increased to $6,714,548 in the later period from $5,016,564, an increase of approximately 34%. As a percentage of revenues, general and administrative expenses were approximately 34% in fiscal 2002 compared to approximately 25% in fiscal 2001. Although some of this increase is attributable to credit losses from the bankruptcy of some of our clients as well as large increases in insurance costs, the largest part of the increase is the result of opening offices in Gallatin, Tennesee. We believe that it takes about 18 months for new offices to become profitable. The Nashville office is now breaking even. In 2003 we anticipate opening new offices in Santa Rosa, California and near Pittsburg, Pennsylvania.

         In the latter part of the fourth quarter of 2002, we experienced a marked slow down in business, the principal reason revenues declined in 2002 compared to 2001. This slow down ended in the first quarter of 2003. In 2002 we also wrote off approximately $215,000 receivable because of the bankruptcy of Triangle Communication and an additional amount of approximately $195,000, write offs that did not occur in 2001. While gross margins for the two years are comparable, 39% in 2002 and 38% in 2001, the slow down in the fourth quarter of 2002 caused the inefficient use of employees and other resources and further contributed to the decline in net income for fiscal 2002 compared to fiscal 2001.

         Interest expense also increased in fiscal 2002 when compared to 2001. The increase in interest expense, which was $218,735 in 2002 compared to $112,632 in 2001, arose because of the borrowing we incurred in the second half of 2001 to acquire three operations.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of liquidity is from operations. Our cash flow from operations was approximately $900,000, that is, profits plus depreciation plus collection of receivables less payments of deferred taxes, current taxes, accounts payable and accrued liabilites, the most significant operational cash flow items, together with less significant operational items resulted in generating about $900,000 in cash. We expended approximately $1,200,000 on the purchase of plant, property and equipment, which with the $900,000 cash generated from operations resulted in the net decrease in cash of approximately of $310,000. The expenditures on plant, property and equipment reflect cash for down payment on the purchase of property by Epic, the purchase of production equipment and vehicles, essentially activities consolidating our acquisitions, expending amounts necessary to expand our business, and the usual scheduled replacement of equipment and vehicles. Debt payments were essentially offset by additional borrowings, borrowings incurred principally for the vehicles and the property acqusition of Epic.

         We maintain a line of credit to manage fluctuations in cash flows. At December 31, 2002, the total borrowing capacity under our line of credit was $2,550,000. At December 31, 2002, the Company had borrowed $1,765,019 under the line of credit. We believe that cash flows provided by operations and availability of the line of credit, supplemented by our cash position, will be adequate to meet and sustain moderate growth. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment. However, there is no assurance that financing would be available when and if needed, or that it would be available on suitable terms.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons' Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth certain information regarding the Company's directors and executive officers as of March 15, 2003.

Name                     Age   Position

Preston D. Spurlin       43    Chief Executive Officer, President, Director
Susan King               58    Vice President of Finance, Director
David Story              41    Vice President of Operations, Director
Michael D. Sutton        47    Vice President of Field Services, Director
Carl Moore               48    Director
S. Kerry Tassopoulos     45    Director
Lou Strenger             53    Director
Dan Lassiter             54    Director

         P. David Spurlin is the founder of MTSI, Inc. and has served as its Chief Executive Officer, President and director since its inception in 1987.

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

         Dan Lassiter is a self-employeed Certified Public Accountant, a position he has held for more than five years. Mr. Lassiter became a director of the Company in August 2002.

         Committees Of The Board Of Directors. Our Board of Directors has two committees, an audit committee, which has two members, Lou Strenger and Dan Lassiter. The duties of the Audit Committee are to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors. The Audit Committee also monitors the internal controls of the Company.

         In 2002, we established a compensation committee comprised of two members, Carl Moore and Kerry Tassopoulos.

Item 10. Executive Compensation.

         The information set forth below concerns the cash and non-cash compensation to the named executive officers of the Company for each of the past three fiscal years ended December 31, 2002, 2001, and 2000. No executive officer of the Company has an employment agreement with the Company and all executive officers serve at the discretion of the Board of Directors.

Summary Compensation Table

     Name and                       Fiscal           Annual Compensation                       All Other
         Principal Position          Year         Salary           Bonus                     Compensation

P. David Spurlin                    2002          $  115,013     $   4,860                      $    6,619
Chief Executive Officer             2001             115,013         4,952                          17,995
                                    2000             114,123         2,054                          17,426

David Story                         2002             111,914        15,663                           7,245
Vice-President                      2001             102,537         9,094                          16,745
                                    2000             101,743         5,369                          16,067

Mike Sutton                         2002              68,450        10,640                           3,955
Vice President                      2001              95,200         2,656                          14,678
                                    2000              78,037         3,785                          10,679

Susan King                          2002              91,930        16,060                           5,399
Vice-President/Secretary            2001              81,701        11,830                          14,030
                                    2000              87,148         3,060                          13,531


(1) Included in Other Compensation is premium paid on term life insurance policies on behalf of P. David Spurlin and employer contribution under the Profit Sharing Plan described below.
(2) Included in Other Compensation are employer's contributions under MTSI's Profit Sharing Plan.
(3)      Included in Annual Compensation are director's fees of $4,000.

         Employee Benefit Plan. We offer a profit-sharing plan, the Microwave Transmission Systems, Inc. Profit Sharing Plan (the "Plan"), which covers all of our employees who have attained age 18 or older and have at least six months of service with us as of the semi-annual Plan entrance dates. We make non-matching contributions at the discretion of the Plan's trustees. Employees' profit sharing accounts are fully vested after seven years. In accordance with the Plan provisions, we cover all costs associated with the administration of the Plan. Employer discretionary contributions for the years ended December 31, 2002 and 2001 were $176,189 and $572,446, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         At March 15, 2003, we had issued and outstanding 11,828,880 shares of common stock. The table below sets forth, as of March 15, 2003, certain information with respect to the beneficial ownership of our capital stock by (1) each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock; (2) each of the directors and executive officers individually and (3) all directors and executive officers as a group.


Name and Address of                          Number of                            Percent
   Beneficial Owner                        Shares Owned                            Owned

P. David Spurlin(1)                         7,791,340                                66%

Susan King(1)                                  17,550                                 1%

David Story(1)                                 13,200                                 1%

Michael Sutton(1)                               5,000                                 0%

James A. Conant, Jr.(1)                       920,494                                 8%

Donald D. Jones(1)                            924,520                                 8%

Dwayne Griffin(1)                             674,997                                 6%

Carl Moore                                      2,000                                 0%
4104 Flower Garden
Arlington, TX 76016

S. Kerry Tassopoulos                                -                                 0%
8750 N. Central Expwy, #2000
Dallas, TX 75231

Lou Strenger                                      250                                 0%
P.O Box 515922
Dallas, TX 75251

Dan Lassiter                                        -                                 0%

All executive directors
and officers as a group
(Eight people)                              7,829,340                                66%


(1) The address of the indicated individual is 541 Sterling Drive, Richardson, TX 75081

Item 12. Certain Relationships and Related Transactions.

         The Company maintains a line of credit for $2,550,000 with a bank, and borrowings under that line of credit are guaranteed by P. David Spurlin.

         We lease our office facility from P. David Spurlin. The facility is leased on a month-to-month basis, and has been classified as an operating lease. Total rent expense associated with this lease was $56,400 for each of the years ended December 31, 2002 and 2001.

         Until June 2002 we leased a house from P. David Spurlin, an arrangement that began in April 1999. The house provided lodging for out-of-town employees and contractors in lieu of the Company incurring hotel and other travel related charges. Total rent expense associated with this lease was $8,400 and $3,500 for each of the years ended December 31, 2001 and 2000, respectively.

         On August 30, 2001, we acquired three companies, each of which P. David Spurlin was a stockholder. In connection with these acquisitions, we issued 2,017,932 shares of Common Stock to P. David Spurlin and paid him $894,975.

         We paid Dan Lassiter $6,800 and $4,200 in 2001 and 2002, respectively, for tax accounting advice.

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

6.3 Commercial Lease Agreement dated January 17, 1996 by and between Microwave Transmission Systems, Inc. (now MTSI, Inc.) and P. David Spurlin.*

6.4 Lease Agreement dated April 1, 1999 by and between Microwave Transmission Systems, Inc. (now MTSI, Inc.) and P. David Spurlin.*

*Previously filed.

Item 14. Controls and Procedures.

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
Report of Independent Certified Public Accountants...........................2

Consolidated Balance Sheets at December 31, 2002 and 2001....................3

Consolidated Statements of Income for the years ended
     December 31, 2002 and 2001..............................................5

Consolidated Statement of Shareholders'
     Equity for the years ended December 31, 2002 and 2001...................6

Consolidated Statements of Cash Flows for the years
     ended December 31, 2002 and 2001........................................7

Notes to Consolidated Financial Statements...................................9

               Report of Independent Certified Public Accountants



To the Board of Directors and Shareholders of Microwave Transmission Systems, Inc.

We have audited the accompanying consolidated balance sheets of Microwave Transmission Systems, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microwave Transmission Systems, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their consolidated operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP

Dallas, Texas
April 4, 2003

              Microwave Transmission Systems, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,




                  ASSETS                                                                2002              2001
                                                                                    -------------    --------------

CURRENT ASSETS
   Cash and cash equivalents                                                        $      94,262    $      404,388
   Marketable securities                                                                    1,502            20,702
   Accounts receivable - trade, net of allowance for doubtful accounts
       of $48,110 and $33,844 in 2002 and 2001, respectively                            2,910,098         4,376,465
   Unbilled receivables                                                                   177,104           201,353
   Jobs in progress                                                                       322,574           565,952
   Inventory                                                                              620,939           349,222
   Prepaid and other current assets                                                       265,503           154,709
   Refundable income taxes                                                                 33,900               -
                                                                                      -----------       -----------

                  Total current assets                                                  4,425,882         6,072,791

PROPERTY AND EQUIPMENT                                                                  5,554,399         4,535,553
   Less accumulated depreciation and amortization                                      (1,761,313)       (1,043,805)
                                                                                      -----------       -----------

                  Net property and equipment                                            3,793,086         3,491,748

OTHER ASSETS
   Goodwill                                                                             5,082,183         5,082,183
   Notes receivable                                                                            -                166
   Deferred income taxes                                                                   13,740                -
   Other assets                                                                            57,990            26,771
                                                                                      -----------       -----------

                  Total other assets                                                    5,153,913         5,109,120
                                                                                      -----------       -----------

                  Total assets                                                      $  13,372,881    $   14,673,659
                                                                                      ===========        ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

              Microwave Transmission Systems, Inc. and Subsidiaries

                           December 31, 2002 and 2001




        LIABILITIES AND SHAREHOLDERS' EQUITY                                              2002             2001
                                                                                    -------------    --------------

CURRENT LIABILITIES
   Line of credit                                                                   $   1,765,019    $      300,000
   Current portion of long-term debt                                                      533,010           483,166
   Accounts payable                                                                       333,426           766,090
   Accrued liabilities                                                                    456,170           915,572
   Deferred revenue                                                                        25,446                 -
   Income taxes payable                                                                   208,402           752,780
   Deferred income taxes                                                                  475,173           732,438
                                                                                      -----------       -----------

                  Total current liabilities                                             3,796,646         3,950,046

LONG-TERM LIABILITIES
   Line of credit                                                                               -         1,610,624
   Long-term debt, less current portion                                                 1,512,487         1,431,992
                                                                                      -----------       -----------

                  Total long-term liabilities                                           1,512,487         3,042,616

COMMITMENT AND CONTINGENCIES                                                                    -                 -

SHAREHOLDERS' EQUITY
   Preferred stock, $0.001 par value; 10,000,000 shares authorized;
     none issued or outstanding                                                                 -                 -
   Common stock $0.001 par value; 40,000,000 shares authorized;
     11,828,880 shares issued andoutstanding                                               11,829            11,829
   Additional paid-in capital                                                           4,773,525         4,773,525
   Accumulated other comprehensive income (loss)                                          (19,200)            1,430
   Retained earnings                                                                    3,297,594         2,894,213
                                                                                      -----------       -----------

                  Total shareholders' equity                                            8,063,748         7,680,997
                                                                                      -----------       -----------

                  Total liabilities and shareholders' equity                        $  13,372,881    $    4,673,659
                                                                                      ===========      ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

              Microwave Transmission Systems, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                        For the years ended December 31,


                                                                                          2002             2001
                                                                                    -------------    --------------

Net sales                                                                           $  19,332,575    $   20,412,562
Cost of sales                                                                          11,745,783        12,653,334
                                                                                       ----------        ----------

                  Gross profit                                                          7,586,792         7,759,228

General and administrative expenses                                                     6,714,548         5,016,564
                                                                                       ----------        ----------

                  Operating income                                                        872,244         2,742,664

Merger costs                                                                                   -             72,555
Interest expense, net                                                                     218,735           112,632
                                                                                      -----------       -----------

                  Income before income taxes and minority interest                        653,509         2,557,477

Provision for income taxes                                                                250,128           955,555
                                                                                      -----------       -----------

                  Income before minority interest                                         403,381         1,601,922

Minority interest                                                                              -           (344,085)
                                                                                      -----------       -----------

                  NET INCOME                                                        $     403,381    $    1,257,837
                                                                                      ===========       ===========

Net income per common share - basic and diluted                                     $        0.03    $         0.13
                                                                                      ===========       ===========

Weighted average number of common shares outstanding
   Basic                                                                               11,828,880         9,555,542

   Diluted                                                                             11,862,355         9,560,352



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              Microwave Transmission Systems, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 For the years ended December 31, 2002 and 2001



                                                                            Accumulated
                                                            Additional         other
                                      Common stock            paid-in      comprehensive          Retained
                               ------------------------
                                  Shares       Amount         capital      income (loss)           earnings            Total
                               -----------     --------    ------------  ------------------      --------------      ---------------

Balances at January 1, 2001      8,358,016     $  8,358    $    72,960     $  (1,366)            $2,531,351           $2,611,303

Unrealized gain on
marketable securities                   -             -             -          2,796                     -                 2,796

Net income                              -             -             -             -               1,257,837            1,257,837
                                                                                                                       ---------

Comprehensive income                                                                                                   1,260,633

Cash payments for the
interests of P.David
Spurlin in businesses
acquired                                -             -             -             -                (894,975)            (894,975)

Acquisition of minority
interests in
subsidiaries                     3,360,864        3,361      4,903,501            -                      -             4,906,862

Subsidiaries' capital
changes                                 -            -        (285,326)           -                      -              (285,326)

Issuance of common
stock to employees
for compensation                    10,000           10          7,490            -                      -                 7,500

Purchase of land                   100,000          100         74,900            -                      -                75,000
                               -----------       ------     ----------       --------            ----------            ---------

Balances at December 31,
2001                            11,828,880       11,829      4,773,525         1,430              2,894,213            7,680,997

Unrealized loss on
marketable securities                   -            -              -        (20,630)                    -               (20,630)

Net income                              -            -              -             -                 403,381              403,381
                                                                                                                       ---------

Comprehensive income                                                                                                     382,751
                               -----------       ------     ----------       --------            ----------              -------

Balances at December 31,
2002                            11,828,880     $ 11,829    $ 4,773,525     $ (19,200)            $3,297,594           $8,063,748
                                ==========       ======      =========       ========             =========            =========


              The accompanying notes are an integral part of this
                       consolidated financial statement.

              Microwave Transmission Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended December 31,




                                                                                          2002             2001
                                                                                    -------------    --------------

Cash flows from operating activities
   Net income                                                                       $     403,381    $    1,257,837
     Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest                                                                    -             344,085
         Depreciation and amortization                                                    886,468           602,016
         Loss (gain) on disposal or sale of property and equipment                        (11,973)           20,044
         Common stock issued as compensation                                                   -              7,500
         Deferred income taxes                                                           (271,005)          160,828
         Provision for doubtful accounts                                                   14,266            (2,648)
         Other                                                                            (13,538)           46,644
     Changes in operating assets and liabilities:
       Accounts receivable - trade                                                      1,452,101          (872,426)
       Unbilled receivables                                                                24,249           118,449
       Jobs in progress                                                                   243,378          (251,204)
       Inventory                                                                         (271,717)         (343,285)
       Prepaid and other current assets                                                  (110,794)           23,899
       Income tax receivable                                                              (33,900)               -
       Accounts payable                                                                  (432,664)          524,909
       Accrued liabilities                                                               (459,402)          193,596
       Deferred revenue                                                                    25,446                -
       Income taxes payable                                                              (544,378)         (135,734)
                                                                                      -----------       -----------

                  Cash flows provided by operating activities:                            899,918         1,694,510

Cash flows from investing activities
   Purchase of minority interest                                                               -         (1,619,193)
   Purchases of property and equipment                                                 (1,216,347)       (1,742,814)
   Proceeds from sales of property and equipment                                           21,403            45,094
   Issuance of notes receivable                                                                -             (7,558)
   Payments received on notes receivable                                                      166           271,453
   Proceeds from sales of marketable securities                                                -              1,634
                                                                                      -----------       -----------

                  Cash flows used in investing activities                              (1,194,778)       (3,051,384)


              The accompanying notes are an integral part of these
                       consolidated financial statements.

              Microwave Transmission Systems, Inc. and Subsidiaries

                        For the years ended December 31,




                                                                                          2002             2001
                                                                                    -------------    --------------

Cash flows from financing activities
   Proceeds from line of credit, net                                                $     154,395    $    1,542,432
   Payments on line of credit                                                            (300,000)         (200,000)
   Proceeds from long-term debt, net                                                      130,339         1,162,943
   Purchase of interest of controlling shareholder in
     acquired businesses                                                                       -           (894,975)
                                                                                      -----------    --------------

                  Cash flows provided by (used in) financing activities                   (15,266)        1,610,400

Net increase (decrease) in cash and cash equivalents                                     (310,126)          253,526

Cash and cash equivalents, beginning of year                                              404,388           150,862
                                                                                      -----------       -----------

Cash and cash equivalents, end of year                                              $      94,262    $      404,388
                                                                                      ===========       ===========

Supplemental disclosures for cash flow information: Cash paid during the year for:
     Interest                                                                       $     214,488    $      100,911
                                                                                      ===========       ===========

     Income taxes                                                                   $     561,176    $      587,400
                                                                                      ===========       ===========

Noncash investing and financing activities:
   Common stock issued:
     Purchase of minority interests                                                 $          -     $    4,906,862
     Purchase of property                                                                      -             75,000

Purchase of property financed by debt                                                     232,178           360,000




              The accompanying notes are an integral part of these
                       consolidated financial statements.

              Microwave Transmission Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001




1.   NATURE OF OPERATIONS

     Microwave Transmission Systems, Inc. (the "Company" or "MTSI") is a Texas corporation formed on August 7, 1987. The Company's principal business is the construction and maintenance of wireless communications transmitting and receiving facilities for providers of wireless communication services. MTSI operates primarily in the United States and is based in Richardson, Texas.


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

              Microwave Transmission Systems, Inc. and Subsidiaries

                           December 31, 2002 and 2001




2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     Goodwill

     Goodwill, all of which relates to acquisitions made in August 2001, is not being amortized pursuant to the requirements of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." Beginning January 1, 2002, SFAS No. 142 requires goodwill be tested for impairment annually and whenever there is an impairment indicator. Impairment will be recognized if the fair value of goodwill is less than the carrying amount.

     Minority Interest in Consolidated Subsidiaries

     Minority interest in results of operations of the consolidated subsidiaries for the year ended December 31, 2001 represents the minority shareholders' share of the income of various subsidiaries.

     Revenue Recognition

     The Company uses the completed contract method of revenue recognition since all of its current contracts are of a short-term nature. Under this method, revenue and related expenses are not recognized until a project, or a significant phase of the project, is completed. Costs incurred, which primarily consist of labor and materials, on uncompleted projects are capitalized as jobs in progress. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Amounts not yet billed for completed contracts are recorded as unbilled receivables.

     Accumulated Other Comprehensive Income

     Accumulated other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities.

     Income Per Common Share

     Basic income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been converted. A reconciliation of the denominators of the basic and diluted net income per share computations for 2002 and 2001 follows:


                                                                                        2002              2001
                                                                                    -------------    --------------
       Weighted average number of common shares
           outstanding                                                                 11,828,880         9,555,542
       Effect of dilutive options                                                          33,475             4,810
                                                                                    -------------    --------------

       Weighted average number of common shares
           outstanding, assuming dilution                                              11,862,355         9,560,352
                                                                                    =============    ==============


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

     Reclassifications

     Certain 2001 amounts have been reclassified to conform with 2002 presentation.

     Stock-based Compensation

     The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations". No stock-based compensation cost is reflected in net earnings, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation", to stock-based compensation.

                                                                           2002                  2001
                                                                       -------------    ----------------

         Net income:
              As reported                                              $     403,381    $        1,257,837
              Deduct:  Total stock-based compensation under
                  fair value based method                                    110,468               122,877
                                                                        ------------      ----------------

              Pro forma                                                $     292,913    $        1,134,960
                                                                        ============      ================

         Net income per share:
              As reported
                  Basic                                                $        0.03    $             0.13
                  Diluted                                              $        0.03    $             0.13
              Pro forma:
                  Basic                                                $        0.02    $             0.12
                  Diluted                                              $        0.02    $             0.12


     The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 217%; risk-free interest rate of 4.19%; no dividend yield and expected life of 5 years.

     New Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have a material effect on its financial position, or results of operations.

     In December 2002, the FASB issued Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", an amendment of FASB Statement 123, to provide alternative transition methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the pro forma effect on reported results of applying the fair value based method for entities that use the intrinsic value method of accounting. This statement is effective for financial statements for fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002, with earlier application permitted. The Company does not plan to change to the fair value based method of accounting for stock-based employee compensation at this time and has included the disclosure requirements of SFAS 148 in these financial statements.

     Advertising

     The cost of advertising is expensed as incurred. Total advertising expense was $157,376 and $159,059 in 2002 and 2001, respectively.


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

     All of the Acquired Businesses were under the control of P. David Spurlin. Therefore, the portion of Acquired Businesses that was acquired from P. David Spurlin has been recorded at historical cost. The cash consideration paid for P. David Spurlin's interest has been reflected as a dividend in the consolidated financial statements. Financial statements for periods prior to the mergers have been restated to combine the Company and the Acquired Businesses in a manner similar to a pooling of interests.

     The separate sales and net income of the Company and the Acquired Businesses for periods prior to the merger are as follows:

                                                              Eight months
                                                                 ended
                                                              August 30,
                                                                 2001
                                                            ------------------
                                                               (Unaudited)
       Sales:
           Company                                          $        7,894,386
       `
           Intercompany transactions                                (1,981,744)
                                                              ----------------

           Combined                                         $       12,908,700
                                                              ================

       Net income:
           Company                                          $          293,027
           Acquired businesses                                         700,949
           Minority interest                                          (344,085)
                                                              ----------------

           Combined                                         $          649,891
                                                              ================

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

     The amounts and components of the purchase price along with the allocation of the purchase price to the interests acquired from non-controlling shareholders of the Acquired Businesses are as follows:

                                                          CKS              Epic            Viper             Total
                                                         -----            ------          -------           -------
       Consideration
         Cash                                       $  600,000        $  170,758       $  848,435        $1,619,193
         Stock                                       1,244,694           985,500        2,676,668         4,906,862
                                                     ---------          --------        ---------         ---------

              Total consideration                    1,844,694         1,156,258        3,525,103         6,526,055

       Fair value of non-controlling
         interests                                     601,687           177,212          664,973         1,443,872
                                                      --------          --------         --------         ---------

       Goodwill recorded in purchase
         of non-controlling interests               $1,243,007        $  979,046       $2,860,130        $5,082,183
                                                     =========          ========        =========         =========

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2002 and 2001.


                                                                              2002             2001
                                                                         -------------    --------------
         Land                                                           $     594,078     $      460,069
         Buildings and improvements                                           859,888            610,130
         Leasehold improvements                                               146,915            146,765
         Furniture and fixtures                                               216,800            182,671
         Towers                                                               136,652             68,699
         Production equipment                                               1,030,562            918,880
         Vehicles and trailers                                              2,569,504          2,148,339
                                                                          -----------      -------------
                                                                            5,554,399          4,535,553
         Less accumulated depreciation
           and amortization                                                (1,761,313)        (1,043,805)
                                                                          -----------      -------------

                                                                        $   3,793,086     $    3,491,748
                                                                          ===========      =============



5.   LINE OF CREDIT

     At December 31, 2002, the Company had $1,765,019 outstanding under a revolving credit agreement with a bank. Under the terms of the revolving credit agreement, the Company may borrow up to $2,550,000 or a percentage of the borrowing base (as defined). Interest is payable monthly at the bank's prime rate plus 0.5% (5.25% at December 31, 2002). The revolving credit agreement is collateralized by substantially all of the Company's tangible assets and guaranteed by the Company's majority shareholder, P. David Spurlin. The credit agreement contains certain cash flow and tangible net worth covenants.

6.   LONG-TERM DEBT
     Long-term debt at December 31, 2002 and 2001 consists of the following:


                                                                                        2001              2000
                                                                                    -------------    --------------

         Term loan agreement with a bank maturing in August 2006. Interest is payable at the bank's prime rate (4.75% at December 31, 2002). The note is payable in monthly principal and interest payments of $18,333 through maturity, is collateralized by substantially all tangible assets of the Company and is guaranteed by the Company's majority
           shareholder.                                                             $     827,111       $ 1,050,329

         Installment note agreement with a bank. The note matures in June 2007 and has a fixed interest rate of 7.98%. The note is payable in monthly interest only payments of $2,394 through June 2002, principal and interest payments of $3,288 through June 2007 and a balloon payment of $294,346 in June 2007. The note is collateralized by real
           property and is guaranteed by the Company's majority shareholder.              354,788           360,000

         Installment note agreement with a bank maturing in September 2017.
           Interest is payable at the bank's prime rate (4.75% at December 31,
           2002). The note is payable in monthly principal and interest payments of $1,805 through maturity. The note is collateralized by real
           property and is guaranteed by the Company's majority shareholder.              229,432                -

         Note payable agreements with various financial institutions for vehicles. The notes are payable in equal monthly principal and interest payments and maturing at various dates through July 2005.
           The notes have fixed interest rates up to 5.25% and are
           collateralized by vehicles.                                                    634,166           504,829
                                                                                      -----------        ----------
                                                                                        2,045,497         1,915,158
         Less current portion                                                            (533,010)         (483,166)
                                                                                      -----------        ----------

                                                                                    $   1,512,487       $ 1,431,992
                                                                                      ===========        ==========

     At December 31, 2001, scheduled maturities of long-term debt are as follows:


              2003                                                                  $     533,010
              2004                                                                        510,774
              2005                                                                        324,366
              2006                                                                        189,739
              2007                                                                         21,180
              Thereafter                                                                  466,428
                                                                                      -----------

                                                                                    $   2,045,497



7.   INCOME TAXES

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2001:


                                                                                        2002              2001
                                                                                    -------------    --------------

       Deferred tax assets
           Accounts payable and accrued liabilities                                 $      52,147    $       77,269
           Property and equipment                                                          13,740               -
           Other                                                                               -             20,215
                                                                                      -----------       -----------

              Total deferred tax assets                                                    65,887            97,484

       Deferred tax liabilities
           Accounts receivable                                                           (511,676)         (783,433)
           Jobs in progress                                                               (14,117)          (27,025)
           Other                                                                           (1,527)          (19,464)
                                                                                      -----------       -----------

              Total deferred tax liabilities                                             (527,320)         (829,922)
                                                                                         --------          --------

       Net deferred tax liability                                                   $    (461,433)   $     (732,438)
                                                                                      ===========       ===========

     Deferred tax assets and liabilities included in the balance sheets are as follows at December 31, 2002 and 2001:

                                                                                        2002              2001
                                                                                    -------------    --------------

       Net current deferred tax liability                                           $    (475,173)   $     (732,438)
       Net long-term asset                                                                 13,740               -
                                                                                      -----------       -----------

       Net deferred tax liability                                                   $    (461,433)   $     (732,438)
                                                                                      ============      ===========



     The components of income tax expense for the years ended December 31, 2002 and 2001 are as follows:


                                                                                        2002              2001
                                                                                    -------------    --------------

       Federal:
           Current                                                                  $     472,241    $      729,820
           Deferred                                                                      (271,005)          160,828
                                                                                      -----------       -----------
                                                                                          201,236           890,648

       State                                                                               48,892            64,907
                                                                                      -----------       -----------

       Total                                                                        $     250,128    $      955,555


     The effective income tax rate for the years ended December 31, 2002 and 2001 varied from the statutory rate due to the following:


                                                                                             2002              2001
                                                                                             ----              ----

       Income tax expense at statutory rate                                                  34.0%            34.0%
       State taxes, net of federal benefit                                                    4.9              1.7
       Nondeductible expenses                                                                 2.4              0.3
       Revisions to prior year estimates                                                     (3.0)             1.4
                                                                                             ----             ----

                                                                                             38.3%            37.4%
                                                                                             ====             ====



8.   LEASES

     The Company leases one of its office facilities from the president and majority shareholder of the Company. The facility is leased on a month-to-month basis, and has been classified as an operating lease. Total rent expense associated with this lease was $56,400 for the years ended December 31, 2002 and 2001.

     The Company also leased a house from the president and majority shareholder. The house provides lodging for out-of-town employees and contractors in lieu of the Company incurring hotel and other travel related charges. The lease began in April 1999 and continued on a month-to-month basis through May 2002. Total rent expense associated with this lease was $3,500 and $8,400 for the years ended December 31, 2002 and 2001, respectively.

     The Company leases other office facilities under noncancellable leases expiring through August 2004. The future minimum lease payments are as follows:

              Years ending
              December 31,

                  2002                           $184,200
                  2003                            184,200
                  2004                            101,400
                                                  -------

                                                 $469,800

     Total rent expense was approximately $129,663 and $111,363 in 2002 and 2001, respectively.


9.   EMPLOYEE PROFIT SHARING PLAN

     The Company offers a profit sharing plan, Microwave Transmission Systems, Inc. Profit Sharing Plan ("Plan"), which covers all employees of the Company who have attained age 18 and six months of service with the Company as of the semi-annual Plan entrance dates. The Company makes non-matching contributions at the discretion of the Plan's trustees. Employees' profit sharing accounts are fully vested after seven years. In accordance with the Plan provisions, the Company covers all costs associated with the administration of the Plan. Employer discretionary contributions for the years ended December 31, 2002 and 2001 were $176,189 and $572,446, respectively.


10.  RELATED PARTY TRANSACTIONS

     As described in Note 3, the Company completed in 2001, the acquisition of three companies in which the majority shareholder of MTSI had a controlling interest.

     As discussed in Note 8, the Company leases real estate from the president and majority shareholder of the Company.

11.  BUSINESS AND CREDIT CONCENTRATIONS

     During the year ended December 31, 2002, sales to two customers comprised 36% and 11%, respectively, of total revenue. During the year ended December 31, 2001, sales to two customers comprised 28% and 23%, respectively, of total revenue.

     At December 31, 2002, one customer accounted for 38% of accounts receivable. At December 31, 2001, one customer accounted for 37% of accounts receivable.


12.  STOCK OPTIONS

     The Company has a stock option plan which provides that options for 800,000 shares of the Company common stock may be granted to officers, directors and key employees of the Company at the market value on the date of grant. The options expire 10 years from the date of grant and vest 25% immediately and the balance over a three-year period. During 2001, options for 515,000 shares at $1.32 per share were granted. The weighted average fair value per share at date of grant was $1.30.

     Information about stock options outstanding at December 31, 2002 is summarized as follows:


                                        Weighted
                                         Average
                                        Remaining
                         Number         Contractual             Number
     Exercise Price      Outstanding      Life                  Exercisable
     --------------      -----------    -----------             -----------
     $1.32               515,000         8.9 years              257,500

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized



Date:    April 29, 2003             /s/ P. David Spurlin
                                    --------------------
                                    P. David Spurlin








Date:          April 29, 2003               /s/ P. David Spurlin
                                            ----------------------------
                                            P. David Spurlin


Date:           April 29, 2003              /s/ D. Susan King
                                            ----------------------------
                                            D. Susan King


Date:          April 29, 2003               /s/ David Story
                                            ----------------------------
                                            David Story


Date:          April 29, 2003               /s/ Mike Sutton
                                            ----------------------------
                                            Mike Sutton


Date:          April 29, 2003
                                            ----------------------------
                                            Carl Moore


Date:          April 29, 2003
                                            ----------------------------
                                            S. Kerry Tassopoulos


Date           April 29, 2003
                                            ----------------------------
                                            Lou Strenger


Date           April 29, 2003               /s/ Dan Lassiter
                                            ----------------------------
                                            Dan Lassiter

                                  CERTIFICATION

I, P. David Spurlin, certify that:

1. I have reviewed this annual report on Form 10-KSB of Microwave Transmission Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  April 29, 2003

     /s/  P. David Spurlin
     ----------------------------
     P. David Spurlin,  President

                                  CERTIFICATION




I, D. Susan King, certify that:

1. I have reviewed this annual report on Form 10-KSB of Microwave Transmission Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  April 29, 2003

     /s/  D. Susan King
     ----------------------
     D. Susan King,  Vice President

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Annual Report of Microwave Transmission Systems, Inc. (the "Company"), on Form 10-KSB, as amended, for the period ending December 31, 2002 (the "Report"), I,
P. David Spurlin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ P. David Spurlin
---------------------------
P. David Spurlin, President

April 29, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Annual Report of Microwave Transmission Systems, Inc. (the "Company"), on Form 10-KSB, as amended, for the period ending December 31, 2002 (the "Report"), I,
D. Susan King, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ D. Susan King
------------------------------------
D. Susan King, Chief Financial Officer

April 29, 2003