Form 10-K/A
period 2002-12-31
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2003-05-07
CIK 1110568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                 Form 10-KSB/A
                                Amendment No. 1
(Mark One)

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

Summary Compensation Table

     Name and                       Fiscal           Annual Compensation                       All Other
         Principal Position          Year         Salary           Bonus                     Compensation

P. David Spurlin                    2002          $  115,013     $   4,860                      $    6,619
Chief Executive Officer             2001             115,013         4,952                          17,995
                                    2000             114,123         2,054                          17,426

David Story                         2002             129,231        15,663                           7,245
Vice-President                      2001             102,537         9,094                          16,745
                                    2000             101,743         5,369                          16,067

Mike Sutton                         2002              68,450        10,640                           3,955
Vice President                      2001              95,200         2,656                          14,678
                                    2000              78,037         3,785                          10,679

Susan King                          2002              91,930        16,060                           5,399
Vice-President/Secretary            2001              81,701        11,830                          14,030
                                    2000              87,148         3,060                          13,531


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized



Date:    May 6, 2003             /s/ P. David Spurlin
                                    --------------------
                                    P. David Spurlin








Date:          May 6, 2003               /s/ P. David Spurlin
                                            ----------------------------
                                            P. David Spurlin


Date:           May 6, 2003              /s/ D. Susan King
                                            ----------------------------
                                            D. Susan King


Date:          May 6, 2003               /s/ David Story
                                            ----------------------------
                                            David Story


Date:          May 6, 2003               /s/ Mike Sutton
                                            ----------------------------
                                            Mike Sutton


Date:          May 6, 2003
                                            ----------------------------
                                            Carl Moore


Date:          May 6, 2003
                                            ----------------------------
                                            S. Kerry Tassopoulos


Date           May 6, 2003
                                            ----------------------------
                                            Lou Strenger


Date           May 6, 2003               /s/ Dan Lassiter
                                            ----------------------------
                                            Dan Lassiter

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

     Date:  May 6, 2003

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

     Date:  May 6, 2003

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

May 6, 2003

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

May 6, 2003