Form 10QSB
period 2003-03-31
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2003-05-15
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2003: 11,828,880

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     (Unaudited)
                                                                                      March 31,        December 31
                                                                                        2003              2002
                                                                                    -------------    --------------

CURRENT ASSETS
   Cash and cash equivalents                                                        $      14,265    $       94,262
   Marketable securities                                                                    1,502             1,502
   Accounts receivable - trade, net of allowance for doubtful accounts of $48,110 and $33,844, at March 31, 2003 and December 31, 2002,
        respectively                                                                    3,378,508         2,910,098
   Unbilled receivables                                                                   339,905           177,104
   Jobs in progress                                                                       373,397           322,574
   Inventory                                                                              651,139           620,939
   Prepaid and other current assets                                                       264,091           265,503
   Refundable income taxes                                                                 33,900            33,900
                                                                                      -----------       -----------

                  Total current assets                                                  5,056,707         4,425,882

PROPERTY AND EQUIPMENT                                                                  5,985,314         5,554,399
   Less accumulated depreciation and amortization                                      (1,946,140)       (1,761,313)
                                                                                      -----------       -----------

                  Net property and equipment                                            4,039,174         3,793,086

OTHER ASSETS
   Goodwill                                                                             5,082,183         5,082,183
   Deferred income taxes                                                                   13,740            13,740
   Other assets                                                                            51,495            57,990
                                                                                      -----------       -----------

                  Total other assets                                                    5,147,418         5,153,913
                                                                                      -----------       -----------

                  Total assets                                                      $  14,243,299    $   13,372,881
                                                                                      ===========        ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                                                     (Unaudited)
                                                                                      March 31,       December 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY                                              2003             2002
                                                                                    -------------    --------------

CURRENT LIABILITIES
   Line of credit                                                                   $   2,271,567    $    1,765,019
   Current portion of long-term debt                                                      536,412           533,010
   Accounts payable                                                                       357,555           333,426
   Accrued liabilities                                                                    427,216           456,170
   Deferred revenue                                                                          -               25,446
   Income taxes payable                                                                   152,539           208,402
   Deferred income taxes                                                                  475,173           475,173
                                                                                      -----------       -----------

                  Total current liabilities                                             4,220,462         3,796,646

LONG-TERM LIABILITIES
   Long-term debt, less current portion                                                 1,672,593         1,512,487
   Note payable to shareholder                                                            380,000              -
                                                                                      -----------       -----------

                  Total long-term liabilities                                           2,052,593         1,512,487

COMMITMENT AND CONTINGENCIES                                                                 -                 -

SHAREHOLDERS' EQUITY
   Preferred stock, $0.001 par value; 10,000,000 shares authorized; none
        issued or outstanding                                                                -                 -
   Common stock $0.001 par value; 40,000,000 shares authorized;
        11,828,880 shares issued and outstanding                                           11,829            11,829
   Additional paid-in capital                                                           4,773,525         4,773,525
   Accumulated other comprehensive loss                                                   (19,200)          (19,200)
   Retained earnings                                                                    3,204,090         3,297,594
                                                                                      -----------       -----------

                  Total shareholders' equity                                            7,970,244         8,063,748
                                                                                      -----------       -----------
Total liabilities and shareholders' equity                                          $  14,243,299    $   13,372,881
                                                                                      ===========     =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                              (Unaudited)
                                                                                     Three months ended March 31,
                                                                                          2003            2002
                                                                                    -------------    --------------

Net sales                                                                           $   4,181,732    $    4,980,990
Cost of sales                                                                           2,769,730         2,865,899
                                                                                      -----------       -----------

                  Gross profit                                                          1,412,002         2,115,091

General and administrative expenses                                                     1,502,204         1,504,290
                                                                                      -----------       -----------

                  Operating income (loss)                                                 (90,202)          610,801

Interest expense                                                                           59,165            42,451
                                                                                      -----------       -----------

                  Income (loss) before income taxes                                      (149,367)          568,350

Income tax provision (benefit)                                                            (55,863)          192,429
                                                                                      ------------      -----------

                  NET INCOME (LOSS)                                                 $     (93,504)   $      375,921
                                                                                      ============      ===========

Net income (loss) per common share - basic and diluted                              $      (0.01)    $        0.03
                                                                                      ==========        ===========

Weighted average number of common shares outstanding
   Basic                                                                               11,828,880        11,828,880

   Diluted                                                                             11,828,880        11,859,313




















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              (Unaudited)
                                                                                     Three months ended March 31,
                                                                                          2003             2002
                                                                                    -------------    --------------
Cash flows from operating activities
   Net income (loss)                                                                $     (93,504)   $      375,921
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                    192,327           286,138
         Loss (gain) on disposal or sale of property and equipment                         (7,500)              809
         Gain on sale of securities                                                          -               (1,430)
         Provision for doubtful accounts                                                   14,266              -
     Changes in operating assets and liabilities:
       Accounts receivable - trade                                                       (482,676)           79,906
       Unbilled receivables                                                              (162,801)         (688,595)
       Jobs in progress                                                                   (50,823)           42,586
       Inventory                                                                          (30,200)          (97,796)
       Prepaid and other current assets                                                     7,907           (44,681)
       Accounts payable                                                                    24,129          (259,928)
       Accrued liabilities                                                                (28,954)           55,680
       Deferred revenue                                                                   (25,446)             -
       Income taxes payable                                                               (55,863)          192,441
                                                                                      -----------       -----------

                  Cash flows used in operating activities:                               (699,138)          (58,949)

Cash flows from investing activities
   Purchases of property and equipment                                                   (430,915)         (366,187)
   Issuance of notes receivable                                                              -                 -
   Payments received on notes receivable                                                     -                  166
                                                                                      -----------       -----------

                  Cash flows used in investing activities                                (430,915)         (366,021)

Cash flows from financing activities
   Proceeds from line of credit, net                                                      556,548            50,000
   Payments on line of credit                                                             (50,000)             -
   Proceeds from long-term debt, net                                                      304,000              -
   Repayment of long-term debt                                                           (140,492)          (20,290)
   Proceeds from note payable to shareholder                                              380,000              -
                                                                                      -----------       -----------

                  Cash flows provided by financing activities                           1,050,056            29,710

Net decrease in cash and cash equivalents                                                 (79,997)         (395,260)
                                                                                      -----------       -----------

Cash and cash equivalents, beginning of period                                             94,262           404,388
                                                                                      -----------       -----------
Cash and cash equivalents, end of period                                            $      14,265    $        9,128
                                                                                      ===========       ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTE 1.  BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Microwave Transmission Systems, Inc. ("MTSI") or ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual financial statements for the years ended December 31, 2002 and 2001. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

NOTE 2.  COMPREHENSIVE INCOME

                                                                        Three months ended March 31,
                                                                           2003              2002
                                                                       -------------    -------------

Net income (loss)                                                      $     (93,504)   $     375,921

Other comprehensive loss:

   Unrealized loss on marketable securities                                        -           11,444
                                                                         -----------      -----------

Comprehensive income (loss)                                            $     (93,504)   $     364,477
                                                                         ===========      ===========

NOTE 3.   INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been converted.

At March 31, 2003, outstanding options to acquire 33,475 common shares have been excluded from the diluted computation because the effect would have been anti-dilutive. A reconciliation of the denominators of the basic and diluted net income (loss) per share computation is as follows:

                                                                                  March 31,
                                                                           2003              2002
                                                                       -------------    -------------

Weighted average number of common shares outstanding                      11,828,880       11,828,880

Effect of dilutive options                                                      -              30,433
                                                                          ----------       ----------

Weighted average number of common shares
   outstanding assuming dilution                                          11,828,880       11,859,313
                                                                          ==========       ==========


The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in its primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123."

Option exercise prices are equal to the market price on the date of grant. In general, a portion of the shares under grant become exercisable after one year and remaining shares vest monthly thereafter on a straight line basis over the vesting term of the option (typically five years). Options expire after ten years.

SFAS 123 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the options's vesting periods. Pro forma information for the three months ended March 31, 2002 and 2003 is as follows:


                                                                                  March 31,
                                                                           2003              2002
                                                                       -------------    -------------

   Net loss applicable to common stockholders:
     As reported                                                       $     (93,504)   $     375,921
       Deduct: total stock-based compensation under
         fair value based method for all awards, net of
         related tax expense                                                 (27,617)         (27,617)
                                                                         -----------      -----------
     Pro forma                                                         $    (121,121)   $     348,304
                                                                         -----------      -----------

Net loss per share:
     As reported - basic and diluted                                   $      (0.01)    $       0.03
                                                                         ===========      ===========
     Pro forma - basic and diluted                                     $      (0.01)    $       0.03
                                                                         ===========      ===========

NOTE 4.  NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting and Standards Board (FASB) issued Statements of Financial Accoutning Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit (including restructuring) or disposal activities at fair value when the related liability is incurred rather than at the date of a commitment to an exit or disposal plan under current practice. Costs covered by the standard include certain contract termination costs, certain employee termination benefits and other costs to consolidate or close facilities and relocate employees that are associated with an exit activity or disposal of long-lived assets. The new requirements are effective prospectively for exit or disposal activities initiated after December 31, 2002. The Company adopted SFAS 146 on January 1, 2003. The adoption of SFAS 146 did not have a material impact on the Company's financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtredness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclusures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 did not have a material impact on the Company's financial position, results of operations, or cash flows.

NOTE 5. RELATED PARTY TRANSACTION

In the first quarter of 2003, the Company purchased from the Company's President, P. David Spurlin, its corporate headquarters. The purchase price, $380,000, was determined pursuant to an appraisal by the lender which financied the purchase to the Company. Upon closing, Mr. Spurlin loaned the entire amount to the Company. The loan to Mr. Spurlin may be prepaid but matures on December 31, 2004 and bears interest, commencing April 1, 2003 at a rate equal to the prime interest rate published in the Wall Street Journal at the beginning of each calendar quarter. Interest accrues quarterly and is due at maturity.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         We make forward-looking statements in this document. Our forward-looking statements are subject to risks and uncertainties. You should note that many factors, some of which are described in this section or discussed elsewhere in this document, could affect the company in the future and could cause our results to differ materially from those expressed in our forward-looking statements. Forward-looking statements include those regarding our goals, beliefs, plans or current expectations and other statements regarding matters that are not historical facts. For example, when we use the words "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. Factors that could affect our forward-looking statements include:

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

         In continuation of our growth business model, in November 2001, we formed a corporation named Site Communications, Inc. This corporation was modeled after our successful Viper and Epic corporations which provide the same type of services. Site is located in Gallatin, Tennessee. We are also opening operations in California.

Factors affecting revenues

         Most of our revenues, 60% in fiscal 2002, are derived from the construction of wireless transmission and receiving facilities used by cellular and PCS telephones. Generally, fifteen percent of our revenues are derived from maintenance of those and similar facilities and another fifteen percent are derived from fabricating, grounding, painting facilities and antenna testing. Ten percent of our revenues are derived from the erection of microwave towers.

         We continue to be open to owning and operating towers used in cellular and PCS communications, but will not engage in this activity unless the financial return is attractive. We will not dedicate resources to seek actively these opportunities and will require that any investment not jeopardize operations or strategic expansion plans.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         We incurred a loss of $93,504 in the first quarter of 2003 compared to income of $375,921 in the first quarter of 2002. With general and administrative expenses and interest expense essentially unchanged between the periods, the loss is attributable to a 16% decline in revenues and an increase in cost of sales as a percentage of revenues from 57% in the earlier quarter to 66% in the 2003 quarter. The construction services market has continued to remain soft, which has created greater competition within existing construction service companies. The decline in our revenues reflects the slowdown in the construction market from our clients, which has also placed significant pricing pressures from our competitors. The decrease in our gross margins is due to competitive pricing pressures and greater than expected costs in completing a large number of projects. Management believes the soft construction market in the wireless industry is attributed to our clients' decreased capital investments in infrastructure due to the current economic slowdown. The slowdown in the construction market puts significant pressure on our start-up activities in California and Tennessee.

Liquidity and Capital Resources

         Our operations are funded through internally generated funds, borrowings for vehicles and a line of credit. Although our depreciation more than offset our net loss, by approximately $100,000 when added to our net loss, our cash flow from operating activities consumed approximately $700,000 in cash, principally through the increase in receivables.

         We continue to invest in property and equipment, $430,915 in the first quarter of 2003, mostly the normal replacement of existing equipment but also some investing in equipment for new operations in California.

         With the operating needs of $700,000 and the investment in equipment and the purchase of our headquarters from our president totaling $430,915, we required approximately $1,131,000 in the first quarter of 2003. We maintain a line of credit to manage fluctuations in cash flows. At March 31, 2003 the total borrowing capacity under our line of credit was $2,550,000. At March 31, 2003, the Company had borrowed $2,271,567 under the line of credit. In this quarter, our borrowings under the line of credit increased by approximately $656,000 and we borrowed $684,000 for the purchase of equipment and the purchase of our headquarters, including the borrowing of $380,000 from our President. When coupled with debt repayments, we increased our debt financing in the first quarter of 2003 by approximately $1,050,000, with the net decrease of cash of approximately $80,000.

         We believe that cash flows expected to be provided by operations and availability of the line of credit will be adequate to meet and sustain moderate growth. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment. However, there is no assurance that financing would be available when and if needed, or that it would be available on suitable terms.

         We do not anticipate becoming significantly involved in a build to suit program whereby we would construct wireless communications facilities for our own account. Consequently, we do not presently anticipate incurring the large capital expenditures such a program would entail.

         We are reviewing the possibility of acquiring other wireless enterprises and such acquisitions may require additional capital resources.

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

                                   Microwave Transmission Systems, Inc.


Dated: - May 14, 2003              By: /s/ P. David Spurlin
                                   ---------------------------------------
                                   P. David Spurlin,
                                   President

Dated: - May 14, 2003              By: /s/ D. Susan King
                                   ---------------------------------------
                                   D. Susan King
                                   Chief Financial Officer

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

     Date:  May 14, 2003

     /s/  P. David Spurlin
     ----------------------
     P. David Spurlin,
     President

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

     Date:  May 14, 2003



     /s/  D. Susan King
     ----------------------------------------------------------
      D. Susan King,
      Vice President

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Annual Report of Microwave Transmission Systems, Inc. (the "Company"), on Form 10-QSB, as amended, for the period ending March 31, 2003 (the "Report"), I, P. David Spurlin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ P. David Spurlin
---------------------------
P. David Spurlin, President

May 14, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Annual Report of Microwave Transmission Systems, Inc. (the "Company"), on Form 10-QSB, as amended, for the period ending March 31, 2003 (the "Report"), I, D. Susan King, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ D. Susan King
------------------------------------
D. Susan King, Chief Financial Officer

May 14, 2003