Form 10QSB
period 2003-06-30
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2003-08-15
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________________ to ______________

Commission file number: 1-14219


                       Microwave Transmission Systems, Inc
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


Texas                                                               75-2197372
-------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


541 Sterling Drive, Richardson, TX                                        75081
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes
of common equity, as of August 1, 2003:   11,828,880

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                     (Unaudited)
                                                                                      June 30,        December 31,
                                                                                        2003              2002
                                                                                    -------------    --------------

CURRENT ASSETS
   Cash and cash equivalents                                                        $      57,459    $       94,262
   Marketable securities                                                                    1,502             1,502
   Accounts receivable - trade, net of allowance for doubtful accounts of
       $22,637 and $33,844, at June 30, 2003 and December 31, 2002,
       respectively                                                                     3,654,999         2,910,098
   Unbilled receivables                                                                    71,563           177,104
   Jobs in progress                                                                       516,948           322,574
   Inventory                                                                              667,884           620,939
   Prepaid and other current assets                                                       307,230           265,503
   Refundable income taxes                                                                 11,680            33,900
                                                                                      -----------       -----------

                  Total current assets                                                  5,289,265         4,425,882

PROPERTY AND EQUIPMENT                                                                  6,022,835         5,554,399
   Less accumulated depreciation and amortization                                      (2,108,435)       (1,761,313)
                                                                                      -----------       -----------

                  Net property and equipment                                            3,914,400         3,793,086

OTHER ASSETS
   Goodwill                                                                             5,082,183         5,082,183
   Deferred income taxes                                                                   13,740            13,740
   Other assets                                                                            45,176            57,990
                                                                                      -----------       -----------

                  Total other assets                                                    5,141,099         5,153,913
                                                                                      -----------       -----------

                  Total assets                                                      $ 14,344,764       $ 13,372,881
                                                                                      ==========         ==========

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                     (Unaudited)
                                                                                      June 30,        December 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY                                              2003             2002
                                                                                    -------------    --------------

CURRENT LIABILITIES
   Line of credit                                                                   $   2,206,538    $    1,765,019
   Current portion of long-term debt                                                      545,173           533,010
   Accounts payable                                                                       668,904           333,426
   Accrued liabilities                                                                    419,157           456,170
   Deferred revenue                                                                           900            25,446
   Income taxes payable                                                                   135,033           208,402
   Deferred income taxes                                                                  475,173           475,173
                                                                                      -----------       -----------

                  Total current liabilities                                             4,450,878         3,796,646

LONG-TERM LIABILITIES
   Long-term debt, less current portion                                                 1,569,929         1,512,487
   Note payable to shareholder                                                            381,164             -
                                                                                      -----------       -----------

                  Total long-term liabilities                                           1,951,093         1,512,487

COMMITMENTS AND CONTINGENCIES                                                                -                -

SHAREHOLDERS' EQUITY
   Preferred stock, $0.001 par value; 10,000,000 shares authorized;
     none issued or outstanding                                                              -                 -
   Common stock $0.001 par value; 40,000,000 shares authorized; 11,828,880
     shares issued and outstanding                                                         11,829            11,829
   Additional paid-in capital                                                           4,773,525         4,773,525
   Accumulated other comprehensive loss                                                   (19,200)          (19,200)
   Retained earnings                                                                    3,176,639         3,297,594
                                                                                      -----------       -----------

                  Total shareholders' equity                                            7,942,793         8,063,748
                                                                                      -----------       -----------
Total liabilities and shareholders' equity                                          $ 14,344,764     $   13,372,881
                                                                                      ==========         ==========

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS





                                          Three months ended June 30,              Six months ended June 30,
                                                  (Unaudited)                             (Unaudited)

                                              2003           2002                   2003                2002
                                          -----------     -----------           -------------      ------------

Net sales                                 $ 4,700,324     $ 4,527,854           $   8,882,056      $  9,508,844
Cost of sales                               3,163,435       2,479,616               5,933,165         5,345,515
                                          -----------     -----------           -------------      ------------

         Gross profit                       1,536,889       2,048,238               2,948,891         4,163,329

Operating expenses                          1,527,107       1,679,353               3,029,311         3,183,631
                                          -----------     -----------           -------------      ------------

         Operating income (loss)                9,782         368,885                 (80,420)          979,698

Interest expense                               54,739          43,217                 113,904            85,668
                                          -----------     -----------           -------------      ------------

Income (loss) before taxes                    (44,957)        325,668                (194,324)          894,030

Income tax provision (benefit)                (17,506)        141,873                 (73,369)          334,302
                                          ------------    -----------           --------------     ------------

Net income (loss)                         $   (27,451)    $   183,795           $    (120,955)     $    559,728
                                          ============    ===========           ==============     ============

Net income (loss) per common share
   basic and diluted                      $     (0.00)    $      0.02           $      (0.01)      $       0.05
                                          ============    ===========           =============      ============

Weighted average number of common
   shares outstanding

Basic                                     11,828,880      11,828,880            11,828,880         11,828,880

Diluted                                   11,828,880      11,869,493            11,828,880         11,864,403

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Six months          Six months
                                                                                 ended               ended
                                                                             June 30, 2003       June 30, 2002
                                                                             -------------       -------------
                                                                              (Unaudited)         (Unaudited)

Cash flows from operating activities
    Net income (loss)                                                        $   (120,955)       $   559,728
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                               358,210            428,809
      Loss (gain) on disposal or sale of property and equipment                   (11,088)            31,613
      Deferred income taxes                                                             -             66,759
      Gain on sale of marketable securities                                             -             (1,430)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                              (744,901)           666,449
        Inventory                                                                 (46,945)          (263,938)
        Unbilled receivables                                                      105,541           (353,117)
        Jobs in progress                                                         (194,374)          (101,381)
        Prepaid and other current assets                                          (28,913)            22,845
        Accounts payable                                                          335,478           (419,147)
        Accrued liabilities                                                       (37,013)          (189,811)
        Refundable income tax                                                      22,220                  -
        Deferred revenue                                                          (24,546)                 -
        Income taxes payable                                                      (73,369)           267,602
                                                                             -------------       -----------

              Cash flows provided by (used in) operating activities              (460,655)           714,981
                                                                             -------------       -----------

Cash flows from investing activities
    Purchases of property and equipment                                          (468,436)          (584,275)
    Payments received on notes receivable                                               -                166
                                                                             ------------        -----------
              Cash flows used in investing activities                            (468,436)          (584,109)
                                                                             -------------       -----------

Cash flows from financing activities
    Payments on line of credit                                                   (430,103)          (300,000)
    Net proceeds from line of credit                                              871,622                  -
    Payment of long-term debt                                                    (293,326)           (64,400)
    Proceeds from long-term debt                                                  364,095                  -
    Proceeds from note payable to shareholder                                     380,000                  -
                                                                             ------------        -----------

              Cash flows provided by (used in) financing activities               892,288           (364,400)
                                                                             ------------        -----------

Net decrease in cash and cash equivalents                                         (36,803)          (233,528)

Cash and cash equivalents, beginning of period                                     94,262            404,388
                                                                             ------------        -----------

Cash and cash equivalents, end of period                                     $     57,459        $   170,860
                                                                             ============        ===========


                                        6
NOTE 1.  BASIS OF PRESENTATION

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

NOTE 2.  COMPREHENSIVE INCOME (LOSS)


                                                 Three months ended June 30,         Six months ended June 30,
                                                  2003              2002             2003              2002
                                             --------------    -------------     -------------    -------------

Net income (loss)                            $      (27,451)   $     183,795     $    (120,955)   $     559,728

Other comprehensive gain (loss):

Unrealized gain (loss) on marketable
  securities                                          -                4,335              -              (7,109)
                                               ------------    -------------     -------------    -------------

Comprehensive income (loss)                  $      (27,451)   $     188,130     $    (120,955)   $     552,619
                                               ------------      -----------       -----------      -----------


NOTE 3.   INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been converted.

At June 30, 2003, outstanding options to acquire 257,500 common shares have been excluded from the diluted computation because the effect would have been anti-dilutive. A reconciliation of the denominators of the basic and diluted net income (loss) per share computation is as follows:

                                                 Three months ended June 30,         Six months ended June 30,
                                                  2003              2002             2003              2002
                                             --------------    -------------     -------------    -------------

Weighted average number of common
   shares outstanding                            11,828,880       11,828,880        11,828,880       11,828,880

Effect of dilutive options                                -           40,613                 -           35,523
                                             --------------    -------------     -------------    -------------

Weighted average number of common shares
   outstanding assuming dilution                 11,828,880       11,869,493        11,828,880       11,864,403
                                             ==============    =============     =============    =============

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in its primary financial statements and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123."

Option exercise prices are equal to the market price on the date of grant. In general, a portion of the shares under grant become exercisable after one year and remaining shares vest monthly thereafter on a straight line basis over the vesting term of the option (typically five years). Options expire after ten years.

SFAS 148 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the options's vesting periods. Pro forma information for the three and six months ended June 30, 2002 and 2003 is as follows:

                                                 Three months ended June 30,         Six months ended June 30,
                                                  2003              2002             2003              2002
                                             --------------    -------------     -------------    -------------

Net income (loss) applicable to common
 stockholders:
   As reported                               $      (27,451)   $     183,795     $    (120,955)   $     559,728
     Deduct: total stock-based compensation
       under fair value based method for all
       awards, net of related tax expense           (27,617)         (27,617)          (55,234)         (55,234)
                                                -----------      -----------       -----------      -----------
   Pro forma                                 $      (55,068)   $     156,178     $    (176,189)   $     504,494
                                                -----------      -----------       -----------      -----------

Net loss per share:
   As reported - basic and diluted           $       (0.00)    $        0.02       $    (0.01)     $      0.05
                                                ==========       ===========          =======            =======
   Pro forma - basic and diluted             $       (0.00)    $        0.01       $    (0.01)     $      0.04
                                                ==========       ===========          =======            =======


NOTE 4. RELATED PARTY TRANSACTION

In the first quarter of 2003, the Company purchased from the Company's President, P. David Spurlin, its corporate headquarters. The purchase price, $380,000, was determined pursuant to an appraisal by the lender which financed the purchase by the Company. The loan, which is from a bank, is in the amount of $304,000, is for a term of fifteen years, bears interest at 5.3% per annum, and is payable monthly. Upon closing, Mr. Spurlin loaned the entire amount to the Company. The loan from Mr. Spurlin may be prepaid but matures on December 31, 2004 and bears interest, commencing April 1, 2003 at a rate equal to the prime interest rate published in the Wall Street Journal at the beginning of each calendar quarter. Interest accrues quarterly and is due at maturity.

                                       11
Item 2. Management's Discussion and Analysis or Plan of Operation.

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

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

      For the three months ended June 30, 2003, we incurred a loss of $27,451 compared to net income of $183,795 for the same period in 2002. Although revenues were greater in the later period, $4,700,324 compared to $4,527,854, an increase of $172,470 or approximately 4%, our gross profit declined significantly to $1,536,889 from $2,048,238, a decline of $511,349 or approximately 25%.

      Several factors contributed to this decline in gross margins from 45.2% in the three month period ended June 30, 2002, to 32.7% in the three month period ended June 30, 2003. The first quarter of fiscal year 2003 saw a slowing of the general level of our business which did not begin to recover until the second quarter. The slowness caused an inefficient use of our personnel. In fiscal 2002, we began new operations in Tennessee, and in 2003 we began a new operation in California. These operations created inefficiencies inherent in expanding into new geographical areas, incurring expenses in advance of the creation of revenues. We also experienced significant competition in bidding for fewer contracts.

      Our operating expenses in the later period declined about 5% from the earlier period $1,527,107 in fiscal 2003 compared to $1,679,353, largely due to increased discipline in spending control in a more difficult competitive environment.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

      We incurred a loss of $120,955 for the six months ended June 30, 2003 compared to a profit of $188,979 for the six months ended June 30, 2002, with gross profits declining from $3,479,510 to $2,948,891, a decline in gross profits of $530,619 or approximately 15%. The gross margins reflect this decline in gross profit with gross margins being approximately 37% in the earlier period and approximately 33% in the later period. The reasons for this decline are set forth in the discussion above comparing the quarters ended June 30 in the respective years.

      While revenues in the second quarter of fiscal 2003 were larger than revenues for the second quarter of fiscal 2002, revenues for the six months ended June 30, 2003 declined to $8,882,056 from $9,508,844 for the six months ended June 30, 2002. The recent pickup in in revenues reflects an increase in volume of business that began in the second quarter, a trend we anticipate continuing in the third quarter of fiscal 2003. Fiscal 2002 saw a slowing of business throughout the year while fiscal 2003 is witnessing an increase in business as the year progresses.

      Operating expenses were virtually unchanged between the two periods, $3,029,311 for the 2003 period compared to $3,031,378 in the 2002 period.

LIQUIDITY AND CAPITAL RESOURCES

      Our operations are funded through internally generated funds, borrowings for vehicles and a line of credit.

Operational Cash Flows

      Our cash flows from operations in the first six months of 2003 used $460,658. Two factors, an increase in receivables and an increase in payables, strongly affect the consumption of cash. The largest consumption in cash during the period is in the increase in receivables, that is, the increase in amounts recognized in revenues but not collected at the end of the period, of almost $745,000. This increase is due to the increase in volume of business at the end of the second quarter of 2003 when compared to the level of operations at the end of fiscal year 2002. This increase in receivables, is partially offset by the increase in accounts payable, reflecting an increase in expenses accrued but not paid, and is also attributable to an increase in the level of operations existing at June 30, 2003 when compared to the level of activity at December 31, 2002.

      Other payments also consumed cash from operations. We added $46,945 to our inventories. Our tax liability decreased by $73,369 reflecting payments on those obligations, and our accrued liabilities decreased by another $37,016, also reflecting payments on those obligations.

      We have jobs in progress that have not been completed but which we have expenses incurred. This amount increased by $194,374 for the first six months of 2003, an increase in cash used by us. Offsetting this increased are unbilled receiveables, receiveables that are due because the contract is complete but not invoiced. This amount declined in the first six months of 2003 by $105,541 generating that amount of cash.

Investing and Financing Cash Flows

      With operations consuming $460,655 in cash, we purchased $468,436 in property and equipment, principally vehicles. We financed this total of $929,091 through borrowings on our line of credit, automobile financing and a loan in the amount of $381,164 from the Company's President, P. David Spurlin. After repayments of these two financing mechanisms, we added a net of $892,288 in debt.

Line of Credit

      We maintain a line of credit to manage fluctuations in cash flows. At June 30, 2003 the total borrowing capacity under our line of credit was $2,550,000 based on the eligible accounts receivables as defined. The Company had $2,206,538 and $1,910,624 outstanding under the line of credit as of June 30, 2003, and December 31, 2002, respectively. We believe that cash flows provided by operations and availability of the line of credit, supplemented by our cash position, will be adequate to meet and sustain moderate growth. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment. However, there is no assurance that financing would be available when and if needed, or that it would be available on suitable terms.

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




                                       11
FORWARD-LOOKING STATEMENTS

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

                           PART II - OTHER INFORMATION

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         Exhibit 31 - Certification required pursuant to Section 302 of the Sarbanes Oxley Act. Exhibit 32 - Certification required pursuant to
         Section 906 of the Sarbanes Oxley Act

(b)      Reports on Form 8-K.

         None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Microwave Transmission Systems, Inc.


Dated: - August 14, 2003            By: /s/ P. David Spurlin
                                    ---------------------------------------
                                          P. David Spurlin,
                                          President and Chief Executive Officer

                                    By: /s/ D. Susan King
                                    ---------------------------------------
                                    D. Susan King,
                                    Controller and
                                    Principal Accounting Officer