Form 10QSB
period 2003-09-30
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2003-11-19
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                       Microwave Transmission Systems, Inc
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Texas                                                           75-2197372
-------------------------------------------------------------------------------
(State or other jurisdiction                            (IRS Employer
 of incorporation or organization)                          Identification No.)

         541 Sterling Drive, Richardson, TX                     75081
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2003: 11,828,880

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                                                     (Unaudited)
                                                                                    September 30,     December 31,
                                                                                        2003              2002
                                                                                    -------------    --------------

CURRENT ASSETS
   Cash and cash equivalents                                                      $        -         $       94,262
   Marketable securities                                                                    1,502             1,502
   Accounts receivable-trade, net of allowance for doubtful accounts of
     $46,490 and $22,637, at September 30, 2003 and December 31, 2002,
       respectively                                                                     4,299,375         2,910,098
   Unbilled receivables                                                                   372,674           177,104
   Jobs in progress                                                                     1,843,239           322,574
   Inventories                                                                            713,425           620,939
   Prepaid and other current assets                                                       240,914           265,503
   Refundable income taxes                                                                 11,680            33,900
                                                                                    -------------    --------------

         Total current assets                                                           7,482,809         4,425,882

   PROPERTY AND EQUIPMENT                                                               6,247,035         5,554,399
     Less accumulated depreciation and amortization                                    (2,318,699)       (1,761,313)
                                                                                    -------------    --------------

         Net property and equipment                                                     3,928,336         3,793,086

   OTHER ASSETS
     Goodwill                                                                           5,082,183         5,082,183
     Deferred income taxes                                                                 13,740            13,740
     Other assets                                                                          38,864            57,990
                                                                                    -------------    --------------

       Total other assets                                                               5,134,787         5,153,913
                                                                                    -------------    --------------

         Total assets                                                             $    16,545,933    $   13,372,881
                                                                                    =============    ==============


The accompanying notes are an integral part of the consolidated financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)


                                                                                     (Unaudited)
                                                                                    September 30,     December 31,
         LIABILITIES AND SHAREHOLDERS' EQUITY                                           2003              2002
                                                                                    -------------    --------------

   CURRENT LIABILITIES
     Line of credit                                                               $     2,548,761  $      1,765,019
     Current portion of long-term debt                                                    582,801           533,010
     Accounts payable                                                                   1,929,052           333,426
     Accrued liabilities                                                                  342,982           456,170
     Deferred revenue                                                                      63,375            25,446
     Income taxes payable                                                                 328,429           208,402
     Deferred income tax                                                                  475,173           475,173
                                                                                    -------------    --------------

         Total current liabilities                                                      6,270,573         3,796,646
                                                                                    -------------    --------------

   LONG-TERM LIABILITIES
     Long-term debt, less current portion                                               1,534,376         1,512,487
     Note payable to shareholder                                                          386,881           -
                                                                                    -------------    --------------

       Total long-term liabilities                                                      1,921,257         1,512,487

   COMMITMENTS AND CONTENGENCIES                                                            -              -

   SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding
     Common stock $0.001 part value; 40,000,000 shares authorized;
       11,828,880 shares issued and outstanding                                            11,829            11,829
     Additional paid-in capital                                                         4,773,525         4,773,525
     Accumulated other comprehensive loss                                                 (19,200)          (19,200)
     Retained earnings                                                                  3,587,948         3,297,594
                                                                                    -------------    --------------

         Total shareholders' equity                                                     8,354,102         8,063,748
                                                                                    -------------    --------------

         Total liabilities and shareholders' equity                               $    16,545,933  $     13,372,881
                                                                                    =============    ==============



The accompanying notes are an integral part of the consolidated financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                          Three months ended Sept 30,             Nine months ended Sept 30,
                                                  (Unaudited)                             (Unaudited)
                                              2003           2002                   2003                2002
                                          -----------     -----------           -------------      ------------

Net sales                               $   6,152,186  $    5,716,429        $     15,034,242    $   15,225,273
Cost of sales                               3,790,087       3,511,148               9,723,252         8,856,663
                                          -----------     -----------           -------------      ------------

         Gross profit                       2,362,099       2,205,281               5,310,990         6,368,610

Operating expenses                          1,627,615       1,747,933               4,656,926         4,931,564
                                            ---------       ---------           -------------      ------------

         Operating income                     734,484         457,348                 654,064         1,437,046

Interest expense                               74,625          65,727                 188,529           151,395
                                          -----------     -----------           -------------      ------------

Income before income taxes                    659,859         391,621                 465,535         1,285,651

Income tax provision                          248,550         172,657                 175,181           506,959
                                          -----------     -----------           -------------      ------------

Net income                              $     411,309  $      218,964        $        290,354    $      778,692
                                          ===========     ===========           =============      ============

Net earnings per common share-
   basic and diluted                    $       0.03            0.02                    0.02              0.07
                                                ====            ====                    ====              ====

Weighted average number of
   common shares outstanding

         Basic                             11,828,880      11,828,880              11,828,880        11,828,880
                                           ==========      ==========              ==========        ==========

         Diluted                           11,828,880      11,853,286              11,828,880        11,860,697
                                           ==========      ==========              ==========        ==========



The accompanying notes are an integral part of the consolidated financial statements.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months       Nine Months
                                                                                        Ended             ended
                                                                                    Sept 30, 2003     Sept 30. 2002
                                                                                    -------------    --------------
                                                                                     (Unaudited)      (Unaudited)

Cash flows from operating activities
    Net income                                                                     $       290,354   $      778,692
    Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization                                                        569,773          628,820
      Gain on disposal or sale of property and equipment                                   (12,388)          -
      Deferred income taxes                                                                  -             (236,493)
      Gain on sale of securities                                                             -               (1,430)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                                     (1,389,277)          65,811
        Unbilled receivables                                                              (195,570)        (278,370)
        Jobs in progress                                                                (1,520,665)          23,889
        Inventory                                                                          (92,486)        (242,842)
        Prepaid and other current assets                                                    24,589           38,878
        Other assets                                                                        19,126           22,297
        Accounts payable                                                                 1,595,630         (421,403)
        Accrued liabilities                                                               (113,194)        (116,788)
        Refundable income tax                                                               22,220           -
        Deferred revenue                                                                    37,929           -
        Income taxes payable                                                               120,027           30,025
                                                                                     -------------     ------------

              Cash flows provided by (used in) operating activities                       (643,932)         291,086
                                                                                     -------------     ------------

Cash flows from investing activities
    Purchases of property and equipment                                                   (692,636)        (891,604)
    Payments received on notes receivable                                                    -                  166
                                                                                     -------------     ------------

              Cash flows used in investing activities                                     (692,636)        (891,438)
                                                                                     -------------     ------------

Cash flows from financing activities
    Proceeds from line of credit                                                         2,853,280           -
    Payments on line of credit                                                          (2,069,539)        (300,000)
    Borrowings of long-term debt, net                                                      494,494          504,422
    Repayment of long-term debt                                                           (422,810)          -
    Proceeds from note payable to shareholder                                              386,881           -
                                                                                     -------------     ------------

              Cash flows provided by financing activities                                1,242,306          204,422
                                                                                     -------------     ------------

Net in cash and cash equivalents                                                           (94,262)        (395,930)

Cash and cash equivalents, beginning of period                                              94,262          404,388
                                                                                     -------------     -------------

Cash and cash equivalents, end of period                                           $         -       $        8,458
                                                                                     =============     ============



The accompanying notes are an integral part of the consolidated financial statements.

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

NOTE 2.  COMPREHENSIVE INCOME (LOSS)

                                                 Three months ended Sept 30,        Nine months ended Sept 30,
                                                  2003              2002             2003              2002
                                             --------------    -------------     -------------    -------------

Net income                                   $      411,309    $     218,964     $     290,354    $     778,692

Other comprehensive gain (loss):

Unrealized gain(loss)
on marketable securities                              -               (9,014)             -             (14,693)
                                               ------------     --------------    -------------    -------------

Comprehensive income (loss)                  $      411,309    $     209,950     $     290,354    $     763,999
                                              --------------    -------------     -------------    -------------


NOTE 3.   INCOME (LOSS) PER COMMON SHARE

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been converted.

At September 30, 2003, outstanding options to acquire 257,500 common shares have been excluded from the diluted computation because the effect would have been anti-dilutive. A reconciliation of the denominators of the basic and diluted net income per share computation is as follows:

                                                 Three months ended Sept 30,        Nine months ended Sept 30,
                                                  2003              2002             2003              2002
                                             --------------    -------------     -------------    -------------

Weighted average number of common
   shares outstanding                            11,828,880       11,828,880        11,828,880       11,828,880

Effect of dilutive options                                -           24,406                 -           31,817
                                                 ----------       ----------        ----------       ----------

Weighted average number of common shares
   outstanding assuming dilution                 11,828,880       11,853,286        11,828,880       11,860,697
                                                 ==========       ==========        ==========       ==========


NOTE 4.   STOCK BASED COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," for stock options granted to employees and has provided supplemental disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" and No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123."

Option exercise prices are equal to the market price on the date of grant. In general, a portion of the shares under grant become exercisable after one year and remaining shares vest monthly thereafter on a straight line basis over the vesting term of the option (typically five years). Options expire after ten years.

SFAS 148 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model. There were no options grants during 2002 or 2003.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the option's vesting periods. Pro forma information for the three and nine months ended September 30, 2002 and 2003 is as follows:

                                                Three months ended Sept. 30,        Nine months ended Sept. 30,
                                                  2003              2002             2003              2002
                                             --------------    -------------     -------------    -------------

Net income (loss) applicable to
common stockholders:
   As reported                               $      411,309    $     218,964     $     290,354    $     778,362
     Deduct: total stock-based compensation
      under fair value based method for all
      awards, net of related tax expense            (27,617)         (27,617)          (82,851)         (82,851)
                                                -----------      -----------       -----------      -----------
   Pro forma                                 $      383,692    $     191,347     $     207,503    $     695,841
                                                -----------      -----------       -----------      -----------

Net loss per share:
   As reported - basic and diluted           $        0.03     $       0.02      $       0.02     $       0.07
                                                ===========      ===========          ========         ========
   Pro forma - basic and diluted             $        0.03     $       0.02      $       0.02     $       0.06
                                                ===========      ===========          ========         ========


NOTE 5. RELATED PARTY TRANSACTION

In the first quarter of 2003, the Company purchased from the Company's President, P. David Spurlin, its corporate headquarters. The purchase price, $380,000, was determined pursuant to an appraisal, and the purchase was financed with a mortgage note obtained from a bank. The note, which is from a bank, is in the amount of $304,000, is for a term of fifteen years, bears interest at 5.3% per annum, and is payable monthly. Upon closing, Mr. Spurlin loaned the entire amount of his proceeds from the sale to the Company. The note payable to Mr. Spurlin may be prepaid but matures on December 31, 2004 and bears interest, commencing April 1, 2003 at a rate equal to the prime interest rate published in the Wall Street Journal at the beginning of each calendar quarter. Interest accrues quarterly and is due at maturity.

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

      Our principal business is the construction and maintenance of wireless communications transmitting and receiving facilities for providers of wireless communication services. In 2002 approximately 44% of our revenues were derived from operations in Texas, 19% Florida, 11% Kentucky, 8% N. Carolina, 6% international and the balance, 12%, derived from operations in other regions of the United States. We have participated in the development of more than 4000 antenna sites in the United States. MTSI commenced operations in 1987, and was principally engaged in the construction of microwave towers. As part of this original effort, MTSI developed the skill to calibrate the antenna and instruments used in these towers and thereby assure the tower's robust operation, a value added skill that is used in implementing the construction and maintenance work on technologies lead by the sharp increase in use of cellular telephone systems, an analog technology. These other technologies included paging technologies as well as Specialized Mobile Radio and Enhanced Specialized Mobile Radio technologies. In the late 1990's MTSI began working on Personal Communications Systems or PCS technologies, a technology that utilizes efficiencies of digital technology for the transmission of voice and date.

      On August 30, 2001, the Company closed the acquisition via merger of CKS, Viper and Epic, three Texas corporations engaged in the same business as the company of constructing and maintaining wireless communications transmitting and receiving facilities for providers of wireless communication services (the "Acquired Businesses"). The transactions were structured as mergers of the Acquired Businesses into three wholly owned subsidiaries of the Company formed for the purpose of effecting the mergers. The Acquired Businesses continue to operate as separate subsidiaries under their same names before the transactions.

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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      In many ways, the financial results for both quarters were comparable: revenues increased in the later period by 7.6% from $6,152,186 to $5,973,795; Gross profit increasing 7.1% from $2,205,281 to $2,362,099, reaping a benefit from modestly better margins in the later period, 39.5% compared to 38.6%; Operating expenses declining to $1,627,615 from $1,747,933. These improvements, each reflecting discipline in a difficult operating environment, resulted in a 60.6% increase in Operating income to $734,484 from $457,348 in the earlier period and an increase in net income of 87.8% to $411,309 from $218,964.

      While many of the components of our operations are comparable between the two periods with the later period showing modest improved performance, the operating environments were radically different. The earlier period was a period of contracting business activity while the most recent period is one of expanding business activity. The third quarter of 2002, while profitable, was followed by three quarters in which we incurred losses.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

      Our net income was $290,354 for the nine months ended September 30, 2003 compared to net income of $778,692 for the nine months ended September 30, 2002, with gross profits declining from $6,368,610 to $5,310,990 a decline in gross profits of $1,057,620 or approximately 16.6%. The gross margins reflect this decline in gross profit with gross margins being approximately 42.8% in the earlier period and approximately 35.3% in the later period.

      Several factors contributed to this decline in gross margins. The first quarter of fiscal year 2003 saw a slowing of the general level of our business which did not begin to recover until the second quarter and had not fully recovered until the third quarter. The slowness caused an inefficient use of our personnel, a trend that was ameliorated in the third quarter of 2003 as business activity improved. In fiscal 2002, we began new operations in Tennessee, and in 2003 we began a new operation in California. These operations created inefficiencies inherent in expanding into new geographical areas, incurring expenses in advance of the creation of revenues. We also experienced significant competition in bidding for fewer contracts.

      Revenues for the nine months ended September 30, 2003 declined to $15,034,242 from $15,225,273 for the nine months ended September 30, 2002. The recent pickup in revenues indicated by the third quarter reflects an increase in volume of business that began in the second quarter, a trend we anticipate continuing in the fourth quarter of fiscal 2003. Fiscal 2002 saw a slowing of business throughout the year while fiscal 2003 is witnessing an increase in business as the year progresses.

      Operating expenses declined somewhat between the two periods, $4,656,926 for the 2003 period compared to $4,931,564 in the 2002 period, the decline reflecting discipline imposed in the 2002 period as business activity declined.

LIQUIDITY AND CAPITAL RESOURCES

      Our operations are funded through internally generated funds, borrowings for vehicles and a line of credit.

Operational Cash Flows

      Our operations for the nine months ended September 30, 2003, should generate $860,127 in cash, determined by adding our net income of $290,354 to depreciation of $569,773. In the period, however, our operations used $643,932. This consumption of cash was caused by accelerating business activity after a slowdown in late 2002 and early 2003. Accordingly, at September 30, 2003 we had an increase in receivables since December 31, 2002 of $1,389,277 plus and increase of $195,570 in unbilled receivables. Jobs in progress, that is, expenses we have incurred in connection with operations but are not recognized as revenues because we recognize revenues and correlative expenses only when a construction job is complete, increased by $1,520,665. These three items, consequently, reflect increased uses of cash totaling $2,927,121 that have not been collected.

      Offsetting these increases is an increase of $1,595,626 in accounts payable reflecting expenses we have incurred but not paid. Accordingly, these major effects of our increasing business activity reflect a use of cash of $1,331,495 which when subtracted from the $860,127 cash flow from operations (derived by adding net income to depreciation for the period) shows a $649,755 use of cash during the period.

      Other operational activity reduced the use of cash from operations to $643,932 for the nine month period.

Investing and Financing Cash Flows

      With operations using $643,932 in cash, we purchased our corporate headquarters for $380,000 and an additional $312,636 in property and equipment, principally vehicles. We financed this total, $1,336,568, through borrowings on our line of credit, automobile financing and a loan in the amount of $386,881 from the Company's President, P. David Spurlin. After repayments of these three financing mechanisms, we added a net of $1,242,306 in debt.

Line of Credit

      We maintain a line of credit to manage fluctuations in cash flows. At September 30, 2003 the total borrowing capacity under our line of credit was $3,050,000 based on the eligible accounts receivables as defined. The Company had $2,548,761 and $1,765,019 outstanding under the line of credit as of September 30, 2003, and December 31, 2002, respectively. We believe that cash flows provided by operations and availability of the line of credit will be adequate to meet and sustain moderate growth. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment. However, there is no assurance that financing would be available when and if needed, or that it would be available on suitable terms.

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



[GRAPHIC OMITTED]

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

                                    Microwave Transmission Systems, Inc.


Dated: - November 18, 2003          By: /s/ P. David Spurlin
                                    ---------------------------------------
                                    P. David Spurlin,
                                    President and Chief Executive Officer

                                    By: /s/ D. Susan King
                                    ---------------------------------------
                                    D. Susan King,
                                    Controller and
                                    Principal Accounting Officer

EXHIBIT 31

                     Rule 13a-14(a)/15d-14(a) Certifications

I, P. David Spurlin, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Microwave Transmission Systems, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d--15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation fo financial statements for external purposes in accrodance with generallly accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based upon such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2003    /s/ P. David Spurlin
                           ---------------------------------
                           P David Spurlin, President

I, D. Susan King, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Microwave Transmission Systems, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d--15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation fo financial statements for external purposes in accrodance with generallly accepted accounting principles;

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based upon such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 14, 2003        /s/ D. Susan King
                               ----------------------------------------
                               D. Susan King, Chief Financial Officer

EXHIBIT 32

                      18 U.S.C. Section 1350 Certifications

     I hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section. 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that the accompanying Form 10-QSB of Microwave Transmission Systems, Inc. for the quarterly period ended September 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and that the information contained in this Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Microwave Transmission Systems, Inc.

By:  /s/ P. DAVID SPURLIN
     --------------------
     P. David Spurlin
     President and Chief Executive Officer
     Date: November 14, 2003

     I hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section. 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that the accompanying Form 10-QSB of Microwave Transmission Systems, Inc. for the quarterly period ended September 30, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934(15 U.S.C. 78m or 78o(d)); and that the information contained in this Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Microwave Transmission Systems, Inc.

By:  /s/ D. SUSAN KING
     -----------------
     D. Susan King
     Chief Financial Officer
     Date: November 14, 2003