Form 10QSB/A
period 2003-09-30
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2003-11-21
CIK 1110568

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
                                     ASSETS

                                                                                     (Unaudited)
                                                                                    September 30,     December 31,
                                                                                        2003              2002
                                                                                    -------------    --------------

CURRENT ASSETS
   Cash and cash equivalents                                                      $        -         $       94,262
   Marketable securities                                                                    1,502             1,502
   Accounts receivable-trade, net of allowance for doubtful accounts of
     $46,490 and $22,637, at September 30, 2003 and December 31, 2002,
       respectively                                                                     4,299,375         2,910,098
   Unbilled receivables                                                                   372,674           177,104
   Jobs in progress                                                                     1,843,239           322,574
   Inventories                                                                            713,425           620,939
   Prepaid and other current assets                                                       240,914           265,503
   Refundable income taxes                                                                 11,680            33,900
                                                                                    -------------    --------------

         Total current assets                                                           7,482,809         4,425,882

   PROPERTY AND EQUIPMENT                                                               6,247,035         5,554,399
     Less accumulated depreciation and amortization                                    (2,318,699)       (1,761,313)
                                                                                    -------------    --------------

         Net property and equipment                                                     3,928,336         3,793,086

   OTHER ASSETS
     Goodwill                                                                           5,082,183         5,082,183
     Deferred income taxes                                                                 13,740            13,740
     Other assets                                                                          38,864            57,990
                                                                                    -------------    --------------

       Total other assets                                                               5,134,787         5,153,913
                                                                                    -------------    --------------

         Total assets                                                             $    16,545,932    $   13,372,881
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

   SHAREHOLDERS' EQUITY
     Preferred stock, $0.001 par value, 10,000,000 shares authorized; none issued or outstanding
     Common stock $0.001 part value; 40,000,000 shares authorized;
       11,828,880 shares issued and outstanding                                            11,829            11,829
     Additional paid-in capital                                                         4,773,525         4,773,525
     Accumulated other comprehensive loss                                                 (19,200)          (19,200)
     Retained earnings                                                                  3,587,948         3,297,594
                                                                                    -------------    --------------

         Total shareholders' equity                                                     8,354,102         8,063,748
                                                                                    -------------    --------------

         Total liabilities and shareholders' equity                               $    16,545,932  $     13,372,881
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

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months       Nine Months
                                                                                        Ended             ended
                                                                                    Sept 30, 2003     Sept 30. 2002
                                                                                    -------------    --------------
                                                                                     (Unaudited)      (Unaudited)

Cash flows from operating activities
    Net income                                                                     $       290,354   $      778,692
    Adjustments to reconcile net income to net cash used in
      operating activities:
      Depreciation and amortization                                                        569,773          628,820
      Gain on disposal or sale of property and equipment                                   (12,388)          -
      Deferred income taxes                                                                  -             (236,493)
      Gain on sale of securities                                                             -               (1,430)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                                     (1,389,277)          65,811
        Unbilled receivables                                                              (195,570)        (278,370)
        Jobs in progress                                                                (1,520,665)          23,889
        Inventory                                                                          (92,486)        (242,842)
        Prepaid and other current assets                                                    24,589           38,878
        Other assets                                                                        19,126           22,297
        Accounts payable                                                                 1,595,626         (421,403)
        Accrued liabilities                                                               (113,194)        (116,788)
        Refundable income tax                                                               22,220           -
        Deferred revenue                                                                    37,929           -
        Income taxes payable                                                               120,027           30,025
                                                                                     -------------     ------------

              Cash flows provided by (used in) operating activities                       (643,932)         291,086
                                                                                     -------------     ------------

Cash flows from investing activities
    Purchases of property and equipment                                                   (692,636)        (891,604)
    Payments received on notes receivable                                                    -                  166
                                                                                     -------------     ------------

              Cash flows used in investing activities                                     (692,636)        (891,438)
                                                                                     -------------     ------------

Cash flows from financing activities
    Proceeds from line of credit                                                         2,853,280           -
    Payments on line of credit                                                          (2,069,539)        (300,000)
    Borrowings of long-term debt, net                                                      494,494          504,422
    Repayment of long-term debt                                                           (422,810)          -
    Proceeds from note payable to shareholder                                              386,881           -
                                                                                     -------------     ------------

              Cash flows provided by financing activities                                1,242,306          204,422
                                                                                     -------------     ------------

Net in cash and cash equivalents                                                           (94,262)        (395,930)

Cash and cash equivalents, beginning of period                                              94,262          404,388
                                                                                     -------------     -------------

Cash and cash equivalents, end of period                                           $         -       $        8,458
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

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

      In many ways, the financial results for both quarters were comparable: revenues increased in the later period by 7.6% from $5,716,429 to $6,152,186; Gross profit increasing 7.1% from $2,205,281 to $2,362,099, reaping a benefit from modestly better margins in the later period, 39.5% compared to 38.6%; Operating expenses declining to $1,627,615 from $1,747,933. These improvements, each reflecting discipline in a difficult operating environment, resulted in a 60.6% increase in Operating income to $734,484 from $457,348 in the earlier period and an increase in net income of 87.8% to $411,309 from $218,964.

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

                                    Microwave Transmission Systems, Inc.


Dated: - November 20, 2003          By: /s/ P. David Spurlin
                                    ---------------------------------------
                                    P. David Spurlin,
                                    President and Chief Executive Officer

                                    By: /s/ D. Susan King
                                    ---------------------------------------
                                    D. Susan King,
                                    Controller and
                                    Principal Accounting Officer