Form 10KSB
period 2003-12-31
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2004-06-10
CIK 1110568

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 50549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the transition period from _______ to________

         Commission file number: 000-30722

                      Microwave Transmission Systems, Inc.
                 (Name of small business issuer in its charter)

                                     Texas
         (State or other jurisdiction of incorporation or organization)

                                   75-2197372
                      (I.R.S. Employer Identification No.)

541 Sterling Drive, Richardson, TX                         75081
       (Address of principal executive offices)            (Zip Code)

Issuer's telephone number: (972) 669-0591

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by referenced in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $23,181,866

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 30, 2004: $1,671,868.

State the number shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,828,880.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's proxy statement filed with the commission on November 6,2003, is hereby incorporated by reference

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

Item 1. Description of Business.

General

         We are a holding company and the sole shareholder of MTSI, Inc., ("MTSI"), CKS Management, Inc., ("CKS"), EPIC Communications, Inc. ("EPIC"), Viper Communications Systems Inc. ("Viper"), Site Communications, ("Site"), MTSI Westcoast Division Incorporated ("Westcoast"), and MTSI, Northeast, Incorporated ("Northeast"), which collectively are our only assets and the entities through which we conduct our operations. MTSI, CKS, EPIC, Viper, and Site are Texas corporations. Westcoast is a California corporation and Northeast is an Ohio corporation. All references herein to the Company or to "we," "us" or "our" with respect to our business operations refer to the combined business operations of Microwave Transmission Systems, Inc., MTSI, CKS, Epic, Viper, Site, Westcoast and Northeast unless specifically stated otherwise.

         Our principal business is the construction and maintenance of wireless communications transmitting and receiving facilities for providers of wireless communication services. MTSI commenced operations in 1987 and was principally engaged in the construction of microwave towers. As part of this original effort, MTSI developed the skill to calibrate the antennae and instruments used in these towers and thereby assure the tower's robust operation, a value added skill that is used in implementing the construction and maintenance work on technologies utilized in later years. In the early 1990's MTSI began work on a variety of other wireless technologies lead by the sharp increase in use of cellular telephone systems, an analog technology. These other technologies included paging technologies as well as Specialized Mobile Radio and Enhanced Specialized Mobile Radio technologies. In the late 1990's we began working on Personal Communications Systems or PCS technologies, a technology that utilizes efficiencies of digital technology for the transmission of voice and data.

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

         On August 30, 2001, the Company closed the acquisition via merger of CKS, Viper and Epic, three Texas corporations engaged in the same business as the Company of constructing and maintaining wireless communications transmitting and receiving facilities for providers of wireless communication services (the "Acquired Businesses"). The transactions were structured as mergers of the Acquired Businesses into three wholly owned subsidiaries of the Company formed for the purpose of effecting the mergers. The Acquired Businesses will continue to operate as separate subsidiaries under their same names before the merger. Consideration for the mergers consisted of 5,378,796 shares of the Company's Common Stock and cash in the amount of $2,514,168. Of such consideration, 2,017,932 shares of common stock were issued, and $894,975 of the cash was paid to P. David Spurlin, the Chief Executive Officer of the Company and the controlling shareholder of the Acquired Businesses.

         Beginning in November 2001 we began to expand our operations into areas of the United States where we did not have significant prior operations. This strategy was based upon the successful models of Viper and Epic. The November 2001 operations, conducted through Site, are headquartered in Gallatin, Tennessee. Westcoast, formed in the summer of 2002 but with operations commencing in January 2003, is headquartered in Santa Ana California. Northeast, formed in August 2003 with operations commencing at approximately the same time, is headquartered in Mechanicstown, Ohio.

Industry Background

         The number of wireless transmissions that an antenna on a communication facility can process is limited. Wireless devices such as cellular telephones using analog technology, PCS telephones using digital technology, and other devices such as pagers and personal digital assistants or PDA's that use both analog and digital technology, all use radio frequencies to transmit to communication facilities, usually antennae located on towers near the user. The number of frequencies that are available to transmit to a communication facility and the capacity of that frequency to carry a given number of radio signals are limited. Heavy usage in a given area congests the frequencies and may result in a frequency or frequencies being unavailable. To increase capacity, the geographic area that an antenna serves is decreased through increased construction of antennae, thereby reducing the number of transmissions to a given antenna. As the number of users of wireless services increases, whether by increased number of users utilizing an existing technology or by increased usage of a new technology such as internet usage by PDA's, more towers and antennae must be built to reduce congestion.

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

         We typically contract with the wireless service provider to construct a tower and antennae on a fixed fee or turnkey basis. Our inspection and maintenance services, however, are usually contracted for on a time and material basis.

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

Customers

         We have performed site development services for many of the largest wireless service providers over the past several years. The majority of our contracts have been for PCS broadband, ESMR (Enhanced Specialized Mobile Radio), cellular and paging customers. We also service PCS narrowband, SMR (Special Mobile Radio) and MDS (Multiple Address Systems) wireless providers. In 2003, our largest customers were Alltel, Cingular, Alcatel, General Dynamics, MCI Worldcom and SBA representing 13.7%, 13.7%, 9.4%, 7.3%, 6.7% and 6.4% of our revenues, respectively. No other customer represented more than 10% of our revenues during this period.

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

         In 2001 we opened an office in Gallatin, Tennessee. In 2003 we opened an office in Santa Ana, California and another in Mechanicstown, Ohio.

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

Employees

         As of March 15, 2004, we had 199 employees, none of whom is represented by a collective bargaining agreement. All of our employees are full-time employees. Of our total employees, 16 work in management, 27 in administration and 156 in construction. We consider our employee relations to be good, and we have never experienced a work stoppage. From time to time, we also employ independent contractors to support our operation.

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

Item 2. Description of Properties.

         In 2002, MTSI leased our primary office facility in Richardson, Texas from P. David Spurlin, our Chief Executive Officer, President, and majority shareholder. The lease was for an initial three year term that expired 1999, with a month-to-month renewal thereafter, and was classified as an operating lease prior to the purchase of the building by MTSI. Total rent expense associated with this lease was $14,100 and $56,400 for the years ended December 31, 2003 and 2002, respectively.

         In 2003, MTSI purchased their primary office facility in Richardson, Texas from P. David Spurlin, our Chief Executive Officer, President, and majority shareholder. The purchase price, $380,000, was determined pursuant to an independent appraisal, and the purchase was financed with a mortgage note obtained from a bank. The note, which is from a bank, is in the amount of $304,000, is for a term of fifteen years, bears interest at 5.3% per annum, and is payable in monthly installments. Upon closing, Mr. Spurlin loaned the entire amount of his proceeds from the sale to the Company. The note payable to Mr. Spurlin may be prepaid but matures on December 31, 2004 and bears interest, commencing April 1, 2003 at a rate equal to the prime interest rate published in the Wall Street Journal plus 2% at the beginning of each calendar quarter. Interest accrues quarterly and is due at maturity.

         In September 2002 Epic purchased a building in Austin, Texas for $291,039, of which $232,178 was financed through Comerica Bank.

         Site leases their office located in Gallatin, Tennessee from Volunteer Leasing Company. The lease is for an initial three-year term expiring August 31, 2004, with a month-to-month renewal thereafter. Total rent expense associated with this lease was $21,450 and $23,400 for the years ending December 31, 2003 and 2002, respectively.

         Viper in Ocala, Florida owns its property. Viper in North Carolina leased its office facility in Concord, North Carolina. The lease was for an initial two-year term expiring May 1, 2002 and became a month to month lease thereafter. Total rent expense associated with this lease was $21,450 and $36,500 for the years ending December 31, 2003 and 2002, respectively.

         In July 2003 Viper in North Carolina leased a building from Donald D. Jones, Vice President of Viper . The building is located in Concord, NC. The lease is for an initial five-year term expiring July 31 2008, with a month-to-month renewal thereafter. Total rent expense associated with this lease was $23,500 for the year ending December 31, 2003.

         MTSI owns the property and manufacturing facility located in Melissa, Texas which serves as the operating headquarters for MTSI's fabricator, RSI.

         CKS owns the property and offices at two locations, one is located in Jacksonville, Texas and the other in Yukon, Oklahoma.

         In February 2003 we leased a building in Santa Ana, California for a term of two years. The monthly lease in the first year was $3,750 and for the second year is $3,900.

         We lease a building from Mike Sutton, one of our directors, in Mechanicstown, Pennsylvania. Mr. Sutton does not charge rent on the building.

         Total rental expense for all of our operating leases was $123,914 and $129,663 for the years ended December 31, 2003 and 2002, respectively.

         We believe that the condition of our leased and owned facilities are excellent, and are sufficient for our use and operation at our present level of operations. We believe that these facilities will be sufficient for our operations for the foreseeable future. In the opinion of our management, these properties are adequately insured, in good condition and suitable for their anticipated future use.

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

                                           Bid                                 Ask
                                ------------------------             ----------------------
                                    High            Low                High            Low
                                 --------        -------             -------        -------
         2002
         First Quarter           $   1.85        $  1.10             $  2.20        $  1.20
         Second Quarter          $   3.10        $  0.85                3.60           1.09
         Third Quarter           $   2.10        $  1.05                2.30           1.50
         Fourth Quarter          $   1.25        $  0.60                1.60           1.40

         2003
         First Quarter           $   1.30        $  0.60             $  1.50        $  1.05
         Second Quarter              0.60           0.55                1.05           1.00
         Third Quarter               0.55           0.30                1.00           0.51
         Fourth Quarter              0.51           0.25                1.00           0.55


         Holders. As of March 15, 2004, there were a total of 11,828,880 shares of our common stock outstanding, held by 1,089 shareholders of record.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         Most of our revenues are derived from the installation of wireless transmission and receiving facilities used by cellular and PCS telephones. Generally, 60% of our revenues are derived from the erection of microwave towers.

         Our customers will either supply the materials for our construction activity or ask us to provide those. The percentage of our revenues derived from us supplying those materials has traditionally varied. Because our margins are lower on material compared to our construction services, the cost of sales can be affected significantly by the percentage of materials in our revenues in a given year. That percentage was 15.2% in fiscal 2001, 12.7% in fiscal 2002 and 18.9% in fiscal 2003.

         On a case-by case basis, we continue to evaluate the ownership and management of towers used in cellular and PCS communications, but will not engage in this activity unless the financial return is attractive. We will not dedicate resources to actively seek these opportunities and will require that any investment not jeopardize operations or strategic expansion plans. As of March 15, 2004, we owned three towers.

Critical Accounting Policies and Estimates

         Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies we use in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis we evaluate our estimates, including those related to accounts receivable, inventories, goodwill impairment and contingencies and litigation. Our estimates are based on historical experience and other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. In addition to the items listed above which are affected by estimates, we believe that the following are among critical accounting policies used in the preparation of our consolidated financial statements:

Revenue Recognition. The Company uses the completed contract method of revenue recognition since all of its contracts are of a short-term nature. Under this method, revenue and related expenses are not recognized until a project is completed. Costs incurred, which primarily consist of labor and materials, on uncompleted projects are capitalized as jobs in progress. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Amounts not yet billed for completed contracts are recorded as unbilled receivables. Amounts billed in advance are recorded as deferred revenue.

Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill Impairment. As required by SFAS No. 142, Goodwill and Intangible Assets we are required to test goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. The impairment test for goodwill involves a two-step process: step one consists of a comparison of the fair value of a reporting unit with its carrying amount, including the goodwill allocated to each reporting unit. For goodwill impairment testing purposes, the Company has one reporting unit. If the carrying amount exceeds the fair value, step two requires the comparison of the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. Any excess of the carrying value of the reporting unit goodwill over the implied fair value of the reporting unit goodwill will be recorded as an impairment loss. Considerable management judgment is necessary to estimate the fair value, which may be impacted by future actions taken by us and our competitors and the economic environment in which we operate.

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

         While revenues increased almost 20% from $19,332,575 to $23,181,866 between the periods, net income fell almost 36% as a result of increases in our cost of sales and operating expenses. The increase in revenues was a result of what management of the Company believes to be a general recovery in the wireless industry which necessitated increased construction of infrastructure. Cost of sales increased 30%. Management of the Company believes that the increase in cost of sales at a greater rate than the increase in sales can be mostly attributed to the fact the in fiscal 2003 when compared to 2002, the Company provided a significantly larger amount of materials, which have less than margin than that on services, used in construction projects causing our gross margins to decrease to 34% in 2003 from 39% in 2002. Further, we began operations in California and Ohio in 2003 and California operations experienced the inefficient use of assets and personnel and rigorous market competition that suppressed our margins in that market. The California operations provided $1,075,493 in revenues with cost of sales of $906,492, resulting in gross margins of approximately 16%, significantly less than the gross margin of 34% achieved company wide. In 2003, revenues from sales of materials increased by approximately $1,600,000. Material sales have lower gross margins than our construction services. Most of the increase in material sales occurred in the fourth quarter of 2003.

         During the third and fourth quarters of 2003, we experienced a significant increase in contract work for our services. The amount of costs incurred in performing services resulted in an increase of $742,465 or 230% in our jobs in progress accounts over the prior year-end. Since our contracts are generally short-term, we expect to complete most of the contracts during the 1st quarter of 2004, which will allow us to recognize the related revenues.

         The Tennessee office, which opened in 2002, was profitable in 2003 after breaking even in 2002. In 2003 we opened new offices in Santa Rosa, California and in Mechanicstown, Ohio. The California office is struggling with a depressed construction environment in the areas which lead to a loss for the year. The Ohio office is showing a break even to small profit from their operations.

         Our operating expenses, while increasing approximately $490,000 in 2003 compared to 2002, declined as a percentage of revenues. Much of the increase is attributable to increased contributions to our profit sharing plan program, an increase in administrative expenses from our California operations as well as significant increases in workers compensation insurance costs in most of the states in which we conduct business except Texas.

Liquidity and Capital Resources

         Our operations are primarily funded by internally generated funds from the collection of our accounts receivables and by borrowings from our line of credit.

Operating Cash Flows

         Our operations for the year ended December 31, 2003 used $218,636 in cash, a decrease of $1,118,554 from the year ended December 31, 2002 which provided $899,918 in cash. This consumption of cash was caused by accelerating business activity during the last half of 2003 which resulted in an increase of $1,736,442 in accounts receivable and $407,069 in unbilled receivables. We also incurred an increase of $742,565 in costs for jobs in progress that were not completed.

         Accounts payable increased $705,072 from the purchase of materials and services required as a result of our increased operations. Accrued liabilities increased $353,230 primarily from our year-end profit sharing plan contribution. Deferred revenues increased $730,022 from advance billings on contracts that were not complete.

Investing and Financing Cash Flows

         We used $1,027,909 in investing activities for the purchase of property and equipment, including our corporate headquarters, which we purchased from the Company's President, P. David Spurlin for $380,000 and an additional $647,909 in property and equipment, principally vehicles. We financed all of these transactions through borrowings on our line of credit, automobile financing and a mortgage loan in the amount of $380,000 for the corporate headquarters. We increased our line of credit borrowings by $296,340 to sustain our increased business activity, in addition to borrowing $380,000 from our company's President. We financed property and equipment purchases with additional bank borrowings of $759,127 and made payments on our long-term bank debt of $573,167.

Line of Credit

         We maintain a line of credit to manage fluctuations in cash flows. At December 31, 2003 the total borrowing capacity under our line of credit was $2,550,000, and the Company had $2,061,359 and $1,765,019 outstanding under the line of credit as of and December 31, 2003 and 2002, respectively. We believe that cash flows provided by operations and availability of the line of credit will be adequate to meet and sustain moderate growth. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment. However, there is no assurance that financing would be available when and if needed, or that it would be available on suitable terms.

         We do not anticipate becoming significantly involved in a build to suit program whereby we would construct wireless communications facilities for our own account. Consequently, we do not presently anticipate incurring the large capital expenditures such a program would entail.

Contractual Obligations

As of December 31, 2003, the Company's contractual obligations, including payments due by period, are as follows:

                                     Fiscal
                                     ------

                        2004         2006         2006         2007        2008      Thereafter      Total
                        ----         ----         ----         ----        ----      ----------      -----
Long-term debt         $693,654    $596,216     $357,492     $ 91,710     $ 90,532    $776,254   $2,605,858
Operating leases        116,250      57,900       54,000       54,000       30,500           -      312,650
                       --------    --------     --------     --------     --------    --------   ----------
Total                  $809,904    $654,116     $411,492     $145,710     $121,032    $776,254   $2,918,508
                       ========    ========     ========     ========     ========    ========   ==========

Refer to Notes E and G to the consolidated financial statements for additional information regarding long-term debt and operating leases.

Item 7. Financial Statements.

         The response to this item is submitted on a separate section on this Form 10-KSB.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable

Item 8A. Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief

Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons' Compliance With Section 16(a) of the Exchange Act.

         The following table sets forth certain information regarding the Company's directors and executive officers as of March 15, 2004.

Name                         Age   Position

Preston D. Spurlin           44    Chief Executive Officer, President, Director
Susan King                   59    Vice President of Finance, Director
David Story(1)               42    Vice President of Operations, Director
Michael D. Sutton            48    Vice President of Field Services, Director
Carl Moore(2)                49    Director
S. Kerry Tassopoulos(2)      46    Director
Lou Strenger(2)              54    Director
Dan Lassiter                 55    Director

(1) On May 28,2004, Mr. Story resigned as a director and officer of the Company.
(2) At the end of March 2004, Messrs Strenger, Tassopoulos and Moore resigned as directors of the Company.

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

         Carl Moore was a Vice President of Fort Worth Tower prior to its sale to an investment group in 1997. In 1999 Mr. Moore became president of Fort Worth Tower after its repurchase. Fort Worth Tower manufactures material used in the wireless communications industry. From 1997 to 1999 Mr. Moore was a consultant to the wireless communications industry. Mr. Moore became a director of the Company in December 2000.

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

         Dan Lassiter is a self-employed Certified Public Accountant, a position he has held for more than five years. Mr. Lassiter became a director of the Company in August 2002.

         Committees Of The Board Of Directors. Our Board of Directors has two committees, an audit committee, which, as of March 15, 2004, had two members, Lou Strenger and Dan Lassiter. Mr. Strenger resigned as a director at the end of March 2004. The duties of the Audit Committee are to recommend to the entire Board of Directors the selection of independent certified public accountants to perform an audit of the financial statements of the Company, to review the activities and report of the independent certified public accountants, and to report the results of such review to the entire Board of Directors. The Audit Committee also monitors the internal controls of the Company.

         In 2002, we established a compensation committee comprised of two members, Carl Moore and Kerry Tassopoulos. Messrs Moore and Tassopoulos resigned as directors at the end of March 2004.

Item 10. Executive Compensation.

         The information set forth below concerns the cash and non-cash compensation to the named executive officers of the Company for each of the past three fiscal years ended December 31, 2003, 2002, and 2001. No executive officer of the Company has an employment agreement with the Company and all executive officers serve at the discretion of the Board of Directors.

Summary Compensation Table

Name and                           Fiscal           Annual Compensation                       All Other
Principal Position                  Year          Salary(1)         Bonus                  Compensation(2)(3)

P. David Spurlin                    2003          $  119,013     $   3,074                      $   12,209
Chief Executive Officer             2002             115,013         4,860                           6,619
                                    2001             115,013         4,952                          17,995

David Story                         2003             133,231         2,816                          13,605
Vice-President                      2002             129,231        15,663                           7,245
                                    2001             102,537         9,094                          16,745

Mike Sutton                         2003              82,335        16,967                           9,930
Vice President                      2002              68,450        10,640                           3,955
                                    2001              95,200         2,656                          14,678

Susan King                          2003             101,077        11,920                          11,300
Vice-President/Secretary            2002              91,930        16,060                           5,399
                                    2001              81,701        11,830                          14,030


(1)      Included in Annual Compensation are director's fees of $4,000.

(2) Included in Other Compensation is premium paid on term life insurance policies on behalf of P. David Spurlin.
(3) Included in Other Compensation are employer's contributions under MTSI's Profit Sharing Plan described below.

         Employee Benefit Plan. We offer a profit-sharing plan, the Microwave Transmission Systems, Inc. Profit Sharing Plan (the "Plan"), which covers all of our employees who have attained age 18 or older and have at least six months of service with us as of the semi-annual Plan entrance dates. We make non-matching contributions at the discretion of the Plan's trustees. Employees' profit sharing accounts are fully vested after seven years. In accordance with the Plan provisions, we cover all costs associated with the administration of the Plan. Employer discretionary contributions for the years ended December 31, 2003 and 2002 were $559,361 and $176,189, respectively.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         At March 15, 2004, we had issued and outstanding 11,828,880 shares of common stock. The table below sets forth, as of March 15, 2004, certain information with respect to the beneficial ownership of our capital stock by (1) each person who we know to be beneficial owner of more than 5% of any class or series of our capital stock; (2) each of the directors and executive officers individually and (3) all directors and executive officers as a group.

Name and Address of                          Number of                Percent
   Beneficial Owner                        Shares Owned               Owned

P. David Spurlin(1)                         7,791,340                 66%

Susan King(1)                                  17,550                  1%

David Story(1)                                 13,200                  1%

Michael Sutton(1)                               5,000                  0%

James A. Conant, Jr.(1)                       920,494                  8%

Donald D. Jones(1)                            924,520                  8%

Dwayne Griffin(1)                             674,997                  6%

Carl Moore                                      2,000                  0%
4104 Flower Garden
Arlington, TX 76016

S. Kerry Tassopoulos                                -                  0%
8750 N. Central Expwy, #2000
Dallas, TX 75231

Lou Strenger                                      250                  0%
P.O Box 515922
Dallas, TX 75251

Dan Lassiter                                        -                  0%
670 West Campbell Road
Suite 150
Richardson, TX 75080

All executive directors
and officers as a group
(Eight people)                              7,829,340                 66%

(1) The address of the indicated individual is 541 Sterling Drive, Richardson, TX 75081

Item 12. Certain Relationships and Related Transactions.

         The Company maintains a line of credit for $2,550,000 with a bank, and borrowings under that line of credit are guaranteed by P. David Spurlin.

         Until March 27, 2003, we leased our headquarters from P. David Spurlin, our Chief Executive Officer, President and Majority shareholder. On that date, MTSI purchased their primary office facility in Richardson, Texas from him. The purchase price, $380,000, was determined pursuant to an independent appraisal, and the purchase was financed with a mortgage note obtained from a bank. The note, which is from a bank, is in the amount of $304,000, is for a term of fifteen years, bears interest at 5.3% per annum, and is payable in monthly installments. Upon closing, Mr. Spurlin loaned the entire amount of his proceeds from the sale to the Company. The note payable to Mr. Spurlin may be prepaid but matures on December 31, 2004 and bears interest, commencing April 1, 2003 at a rate equal to the prime interest rate published in the Wall Street Journal plus 2% at the beginning of each calendar quarter. Interest accrues quarterly and is due at maturity. In June, September and December 2003 we paid Mr. Spurlin a total of $11,250 in interest, and we paid an aggregate of $22,700 on the principal in 2003. . The note is payable December 31, 2004.

         Prior to purchasing the facility, we leased it on a month-to-month basis, and was been classified as an operating lease. Total rent expense associated with this lease was $56,400 for each of the years ended December 31, 2002 and monthly rent was $4,700 in 2003.

         Until June 2002 we leased a house from P. David Spurlin, an arrangement that began in April 1999. The house provided lodging for out-of-town employees and contractors in lieu of the Company incurring hotel and other travel related charges. Total rent expense associated with this lease was zero for 2002.

         We lease a building from Mike Sutton, one of our directors, in Mechanicstown, Pennsylvania. Mr. Sutton does not charge rent on the facility.

         We paid Dan Lassiter $10,300 and $4,200 in 2002 and 2003, respectively, for tax accounting advice.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Reports filed on Form 8-K

         None

(b)      Exhibits

2.2.1 Agreement and Plan of Merger dated August 19,2001 regarding CKS Management, Inc.*

2.2.2 Agreement and Plan of Merger dated August 19,2001 regarding Viper Communication Systems, Inc.*

2.2.3 Agreement and Plan to Merger dated August 19, 2001 regarding Epic Communications, Inc.*

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

6.3 Commercial Lease Agreement dated January 17, 1996 by and between Microwave Transmission Systems, Inc. (now MTSI, Inc.) and P. David Spurlin.*

6.4 Lease Agreement dated April 1, 1999 by and between Microwave Transmission Systems, Inc. (now MTSI, Inc.) and P. David Spurlin.*


*Previously filed.

Item 14. Principal Accountant Fees and Services.

      The information required by this item is set forth in the Proxy Statement under the heading Independent Public Accountants, which information is incorporated herein by reference.

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
Report of Independent Certified Public Accountants............................2

Consolidated Balance Sheets at December 31, 2003 and 2002.....................3

Consolidated Statements of Income for the years ended
     December 31, 2003 and 2002...............................................5

Consolidated Statement of Shareholders'
     Equity for the years ended December 31, 2003 and 2002....................6

Consolidated Statements of Cash Flows for the years
     ended December 31, 2003 and 2002.........................................7

Notes to Consolidated Financial Statements....................................8

             Report of Independent public Public Accountanting Firm



To the Board of Directors and Shareholders of Microwave Transmission Systems, Inc.

We have audited the accompanying consolidated balance sheets of Microwave Transmission Systems, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Microwave Transmission Systems, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


Grant Thornton LLP

Dallas, Texas
March 12, 2004

              Microwave Transmission Systems, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,




                  ASSETS                                                                2003              2002
                                                                                    -------------    --------------
CURRENT ASSETS
   Cash and cash equivalents                                                        $           -    $       94,262
   Marketable securities                                                                    1,502             1,502
   Accounts receivable - trade, net of allowance for doubtful accounts of
        $46,490 and $48,110 in 2003 and 2002, respectively                              4,648,160         2,910,098
   Unbilled receivables                                                                   584,173           177,104
   Jobs in progress                                                                     1,065,139           322,574
   Inventories                                                                            678,125           620,939
   Prepaid expenses and other current assets                                              399,226           265,503
   Refundable income taxes                                                                  2,567            33,900
                                                                                     ------------      ------------
                  Total current assets                                                  7,378,892         4,425,882

PROPERTY AND EQUIPMENT                                                                  6,582,308         5,554,399
   Less accumulated depreciation and amortization                                      (2,534,173)       (1,761,313)
                                                                                     ------------      ------------
                  Net property and equipment                                            4,048,135         3,793,086

OTHER ASSETS
   Goodwill                                                                             5,082,183         5,082,183
   Deferred income taxes                                                                    3,509            13,740
   Other assets                                                                            32,552            57,990
                                                                                     ------------      ------------
                  Total other assets                                                    5,118,244         5,153,913
                                                                                     ------------      ------------
                  Total assets                                                      $  16,545,271    $   13,372,881
                                                                                     ============      ============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

              Microwave Transmission Systems, Inc. and Subsidiaries

                                  December 31,



        LIABILITIES AND SHAREHOLDERS' EQUITY                                              2003             2002
                                                                                    -------------    --------------
CURRENT LIABILITIES
   Line of credit                                                                   $   2,061,359    $    1,765,019
   Overdraft                                                                              295,569
   Current portion of long-term debt                                                      693,654           533,010
   Accounts payable                                                                     1,038,498           333,426
   Accrued liabilities                                                                    809,400           456,170
   Deferred revenue                                                                       755,468            25,446
   Income taxes payable                                                                   454,011           208,402
   Deferred income taxes                                                                  182,386           475,173
                                                                                     ------------      ------------
                  Total current liabilities                                             6,290,345         3,796,646

LONG-TERM DEBT, LESS CURRENT PORTION                                                    1,912,214         1,512,487

COMMITMENTS AND CONTINGENCIES                                                                -                 -

SHAREHOLDERS' EQUITY
   Preferred stock, $0.001 par value; 10,000,000 shares authorized; none
        issued or outstanding                                                                -                 -
   Common stock $0.001 par value; 40,000,000 shares authorized;
        11,828,880 shares issued and outstanding
                                                                                           11,829            11,829
   Additional paid-in capital                                                           4,773,525         4,773,525
   Accumulated other comprehensive loss                                                      -              (19,200)
   Retained earnings                                                                    3,557,358         3,297,594
                                                                                     ------------     -------------
                  Total shareholders' equity                                            8,342,712         8,063,748
                                                                                     ------------     -------------
                  Total liabilities and shareholders' equity                        $  16,545,271    $   13,372,881
                                                                                     ============     =============




              The accompanying notes are an integral part of these
                       consolidated financial statements.

              Microwave Transmission Systems, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENTS OF INCOME

                        For the years ended December 31,


                                                                                        2003             2002
                                                                                 ---------------   ----------------
Net sales                                                                        $    23,181,866   $     19,332,575
Cost of sales                                                                         15,292,664         11,745,783
                                                                                  --------------    ---------------
                  Gross profit                                                         7,889,202          7,586,792

Operating expenses                                                                     7,193,102          6,714,548
                                                                                  --------------    ---------------
                  Operating income                                                       696,100            872,244

Interest expense                                                                         256,065            218,735
                                                                                  --------------    ---------------
                  Income before income taxes                                             440,035            653,509

Provision for income tax
  Current                                                                                462,827            521,133
  Deferred income tax                                                                   (282,556)          (271,005)
                                                                                  --------------    ---------------
                                                                                         180,271            250,128

                  NET INCOME                                                     $       259,764   $        403,381
                                                                                  ==============    ===============
Net earnings per common share-basic and diluted                                  $       0.02      $        0.03
                                                                                  ==============    ===============
Weighted average number of common shares outstanding
Basic                                                                                 11,828,880         11,828,880
                                                                                  ==============    ===============
Diluted                                                                               11,829,364         11,862,355
                                                                                  ==============    ===============



              The accompanying notes are an integral part of these
                       consolidated financial statement.

              Microwave Transmission Systems, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 For the years ended December 31, 2003 and 2002




                                                                            Accumulated
                                                            Additional         other
                                      Common stock            paid-in      comprehensive     Retained
                                  Shares       Amount         capital      income (loss)      earnings       Total
                                ----------     ------       ----------     -------------    ----------    ----------
Balances at January 1, 2002     11,828,880     $11,829     $4,773,525      $   1,430        $2,894,213    $7,680,997

Unrealized loss on
marketable securities                 -           -              -           (20,630)             -          (20,630)

Net income                            -           -              -              -              403,381       403,381
                                                                                                          ----------
Comprehensive income                                                                                         382,751
                                ----------     -------     ----------      ------------     ----------    ----------
Balances at December 31, 2002   11,828,880      11,829      4,773,525        (19,200)        3,297,594     8,063,748
                                ----------     -------     ----------      ------------     ----------    ----------
Realized loss on
marketable securities                 -           -              -            19,200              -           19,200

Net income                            -           -              -              -              259,764       259,764
                                                                                            ----------    ----------
Comprehensive income                  -           -              -              -                 -          278,964
                                ----------     -------     ----------      -------------    ----------    ----------

Balances at December 31, 2003   11,828,880     $11,829     $4,773,525      $    -           $3,557,358    $8,342,712
                                ==========     =======     ==========      =============    ==========    ==========




              The accompanying notes are an integral part of these
                        consolidated financial statement.

              Microwave Transmission Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the years ended December 31,

                                                                                            2003             2002
                                                                                    -------------    --------------
Cash flows from operating activities
   Net income                                                                       $     259,764    $      403,381
     Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
         Depreciation and amortization                                                    790,247           886,468
         Gain on disposal or sale of property and equipment                               (17,387)          (11,973)
         Deferred income taxes                                                           (282,556)         (271,005)
         Provision for doubtful accounts                                                  160,486            14,266
         Realized loss on marketable securities                                            19,200              -
     Changes in operating assets and liabilities:
         Accounts receivable - trade                                                   (1,898,548)        1,452,101
         Unbilled receivables                                                            (407,069)           24,249
         Jobs in progress                                                                (742,565)          243,378
         Inventory                                                                        (57,186)         (271,717)
         Prepaid and other current assets                                                (133,723)         (110,794)
         Other assets                                                                      25,438           (13,538)
         Cash overdraft                                                                   295,569              -
         Refundable income taxes                                                           31,333           (33,900)
         Accounts payable                                                                 705,072          (432,664)
         Accrued liabilities                                                              353,230          (459,402)
         Deferred revenue                                                                 730,022            25,446
         Income taxes payable                                                             245,609          (544,378)
                                                                                    -------------    --------------
                  Cash flows provided by operating activities                              76,936           899,918

Cash flows from investing activities
     Purchases of property and equipment                                               (1,027,909)       (1,216,347)
     Proceeds from sale of property and equipment                                            -               21,403
     Payments received on notes receivable                                                   -                  166
                                                                                    -------------    --------------
                  Cash flows used in investing activities                              (1,027,909)       (1,194,778)

Cash flows from financing activities
     Proceeds from line of credit                                                         296,340           154,395
     Payments on line of credit                                                              -             (300,000)
     Borrowings of long-term debt, net                                                    759,127           130,339
     Repayment of long-term debt                                                         (578,756)             -
     Proceeds from note payable to shareholder                                            380,000              -
                                                                                    -------------    --------------
                  Cash flows provided by (used in) financing activities                   856,711           (15,266)
                                                                                    -------------    --------------
Net decrease in cash and cash equivalents                                                 (94,262)         (310,126)

Cash and cash equivalents, beginning of period                                             94,262           404,388
                                                                                    -------------    --------------
Cash and cash equivalents, end of period                                            $        -       $       94,262
                                                                                    -------------    --------------
Supplemental disclosures of cash flow information:
     Cash paid for interest                                                         $     255,770    $      214,488
                                                                                    =============    ==============
     Cash paid for income taxes                                                     $     267,876    $      561,176
                                                                                    =============    ==============


              The accompanying notes are an integral part of these
                        consolidated financial statement.

              Microwave Transmission Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002



NOTE A - NATURE OF OPERATIONS

     Microwave Transmission Systems, Inc. (the "Company" or "MTSI") is a Texas corporation formed on August 7, 1987. The Company's principal business is the construction and maintenance of wireless communications transmitting and receiving facilities for providers of wireless communication services. MTSI operates primarily in the United States and is based in Richardson, Texas.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Microwave Transmission Systems, Inc. and its wholly-owned subsidiaries, MTSI Inc., CKS Management Inc., Epic Communications Inc., Site Communications Inc. Viper Communication Systems Inc., MTSI Westcoast Division Incorporated and MTSI Northeast, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

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

     Accounts Receivable

     The Company's accounts receivable are primarily due from telecommunications providers. Credit is extended based on evaluation of each customer's financial condition and, generally collateral is not required. Accounts receivable are generally due within 30 days and are stated net of an allowance for doubtful accounts. Accounts outstanding longer than contractual payment terms are considered past due. The Company records an allowance on a specific identification basis by considering a number of factors, including the length of time trade accounts are past due, the Company's previous loss history, the credit-worthiness of individual customers, economic conditions affecting the telecommunications industry and economic conditions in general. The Company writes-off accounts receivable when they become uncollectible and payments subsequently received on such receivables are credited against write-offs in the period the payment is received.

              Microwave Transmission Systems, Inc. and Subsidiaries

                           December 31, 2003 and 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Changes in the Company's allowance for doubtful accounts for the years ended December 31, 2003 and 2002 are as follows:

                                                  Year ended December 31,
                                                     2003           2002
                                                  ----------    ----------
        Beginning balance                         $   48,110    $   33,844
        Bad debt expense                             160,486        14,266
        Uncollectible accounts written off          (162,106)         -
                                                  ----------    ----------
                                                  $   46,490    $   48,110
                                                  ==========    ==========
     Fair Value of Financial Instruments

     The carrying values of cash, cash equivalents, and short-term debt approximate fair value due to the short-term maturities of these instruments. The carrying value of the company's long-term debt approximates fair value because actual interest rates were consistent with rates estimated to be available for obligations with similar terms and conditions.

     Inventories

     Inventories, which consists primarily of materials used in the construction and maintenance of wireless transmitting facilities, are valued using the actual cost on a specific identification basis.

     Property and Equipment

     Property and equipment are carried at cost. Expenditures for maintenance and repairs are expensed. Major renewals and betterments are capitalized.

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

     Revenue Recognition

     The Company uses the completed contract method of revenue recognition since all of its contracts are of a short-term nature. Under this method, revenue and related expenses are not recognized until a project is completed. Costs incurred, which primarily consist of labor and materials, on uncompleted projects are capitalized as jobs in progress. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Amounts not yet billed for completed contracts are recorded as unbilled receivables. Amounts billed in advance are recorded as deferred revenue.

     Accumulated Other Comprehensive Income

     Accumulated other comprehensive income (loss) consists of unrealized gains or losses on marketable securities.

     Income Per Common Share

     Basic income per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding plus the number of additional shares that would have been outstanding if potentially dilutive securities had been converted. A reconciliation of the denominators of the basic and diluted net income per share computations for 2003 and 2002 follows:

                                                                         2003             2002
                                                                      ----------        -----------
       Weighted average number of common shares
           outstanding                                                11,828,880         11,828,880
       Effect of dilutive options                                            484             33,475
                                                                      ----------         ----------
       Weighted average number of common shares
           outstanding, assuming dilution                             11,829,364         11,862,355
                                                                      ==========         ==========

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

              Microwave Transmission Systems, Inc. and Subsidiaries

                           December 31, 2003 and 2002


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Stock-based Compensation

     The Company accounts for its stock option grants to employees under the recognition and measurement principles of APB Opinion No. 25, and related interpretations. No stock-based compensation cost is reflected in net earnings, as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and income per share if the Company had applied the fair value recognition provisions of FASB Statement 123.


                                                                              Year ended December 31,
                                                                       ------------------------------------
                                                                           2003                  2002
                                                                       -------------    -------------------
         Net income:
              As reported                                              $     278,964    $          403,381
              Deduct:  Total stock-based compensation under
                  fair value based method, net of taxes                       82,843               110,468
                                                                       -------------    ------------------
              Pro forma                                                $     176,921    $          292,913
                                                                       =============    ==================
         Net income per share:
              As reported
                  Basic                                                $    0.02        $         0.03
                  Diluted                                              $    0.02        $         0.03
              Pro forma:
                  Basic                                                $    0.01        $         0.02
                  Diluted                                              $    0.01        $         0.02


     The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 217%; risk-free interest rate of 4.19%; no dividend yield and expected life of 5 years. The Company did not issue any stock options in 2003 or 2002.

     New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretations ("FIN") No. 46 "Consolidation of Variable Interest Entities, an interpretation of ARB 51." FIN No. 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights called "variable interest entities" of "VIEs" and how to determine when and which business enterprise should consolidate the VIE (the primary beneficiary"). This new model for consolidation applies to an entity in which either: (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support form other parties.

     In addition FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption FIN No. 46 during the first quarter of 2003 did not have a material impact on our results of operations, financial condition or cash flows.

     In February 2003, the FASB issued Emerging Issues Task Force 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables." EITF 00-21 requires revenue arrangements with multiple deliverable to be divided into separate units of accounting. If the deliverables in the arrangement meet certain criteria, arrangement consideration should be allocated among the separate units based on their relative fair values. Applicable revenue recognition criteria should be considered separately for each unit. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal period beginning after June 15, 2003. The adoption of EITF 00-21 during the third quarter of 2003 did not have a material impact on our results of operations, financial condition or cash flows.

     In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which supersedes SAB No. 101 related to multiple-element arrangements. The adoption of SAB No. 104 during the fourth quarter of 2003 did not have a material impact on our results of operations, financial condition or cash flows.

NOTE C - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2003 and 2002.

                                                          Estimated
                                                        useful lives         2003              2002
                                                        ------------    -------------     --------------
         Land                                             -             $     739,361     $      594,078
         Buildings and improvements                       40 years          1,099,636            859,888
         Leasehold improvements                            5 years            146,915            146,915
         Furniture and fixtures                            5 years            223,484            216,800
         Towers                                           10 years             85,977            136,652
         Production equipment                              3 years          1,270,047          1,030,562
         Vehicles and trailers                             3 years           3016,888          2,569,504
                                                                        -------------     --------------
                                                                            6,582,308          5,554,399
         Less accumulated depreciation
           and amortization                                                (2,534,173)        (1,761,313)
                                                                        -------------      -------------
                                                                        $   4,048,135      $   3,793,086
                                                                        =============      =============

NOTE D - LINE OF CREDIT

     At December 31, 2003, the Company had $2,061,359 outstanding under a revolving credit agreement with a bank. Under the terms of the revolving credit agreement, the Company may borrow up to $2,550,000 limited to a percentage of the borrowing base (as defined). Interest is payable monthly at the bank's prime rate plus 0.5% (5.25% at December 31, 2003). The revolving credit agreement is collateralized by substantially all of the Company's tangible assets and guaranteed by the Company's majority shareholder, P. David Spurlin. The credit agreement contains certain cash flow and tangible net worth covenants. The loan is renewed annually and does not have a maturity date.

NOTE E - LONG-TERM DEBT

     Long-term debt at December 31, 2003 and 2002 consists of the following:

                                                                                        2003              2002
                                                                                      ------------     -----------
         Term loan agreement with a bank maturing in August 2006. Interest is payable at the bank's prime rate (4.00% at December 31, 2003). The note is payable in monthly principal and interest payments of
            $18,333 through maturity, is collateralized by substantially all tangible assets of the Company and is guaranteed by the Company's
            majority shareholder.                                                     $   606,138     $   827,111

         Installment note agreement with a bank. The note matures in June 2007 and has a fixed interest rate of 7.98%. The note is payable in monthly principal and interest payments of $3,288 through June 2007 and a balloon payment of $294,346 in June 2007. The note is collateralized by real property and is guaranteed by the Company's
            majority shareholder.                                                         343,628         354,788

         Installment note agreement with a bank maturing in September 2017.
            Interest is payable at the bank's prime rate (4.00% at December 31,
            2003). The note is payable in monthly principal and interest payments of $1,805 through maturity. The note is collateralized by real property and is guaranteed by the Company's majority
            shareholder.                                                                  216,880         229,432

         Installment note with a bank maturing in March 2018 and bears interest at 5.3% per annum, and is payable in monthly principal and interest payments of $2,451 through maturity. The note is collateralized by real property and is guaranteed by the Company's majority
            shareholder                                                                   294,000            -

         Note payable agreement with P. David Spurlin, our Chief Executive
            Officer, President and majority shareholder. This note may be prepaid but matures on December 31, 2004 at a rate equal to the prime interest rate plus 2% at the beginning of each calendar quarter (6% at December 31, 2003). Interest accrues quarterly and is
            payable at maturity.                                                          374,414            -

         Note payable agreements with various financial institutions for vehicles. The notes are payable in equal monthly principal and interest payments and maturing at various dates through July 2005.
            The notes have fixed interest rates up to 5.25% and are
            collateralized by vehicles.                                                   770,809         634,166
                                                                                       ----------     -----------
                                                                                        2,605,858       2,045,497
         Less current portion                                                            (693,654)       (533,010)
                                                                                       ----------     -----------
                                                                                      $ 1,912,214    $  1,512,487
                                                                                       ==========     ============

     At December 31, 2003, scheduled maturities of long-term debt are as follows:

              2004                                         $     693,654
              2005                                               596,216
              2006                                               357,492
              2007                                                91,710
              2008                                                90,532
              Thereafter                                         776,254
                                                           -------------
                                                           $   2,605,858
                                                           =============
NOTE F - INCOME TAXES

     Deferred tax assets (liabilities) are comprised of the following at December 31, 2003:

                                                                       2003             2002
                                                                  --------------    -------------
       Deferred tax assets
           Accounts payable and accrued liabilities               $       22,486    $      52,147
           Property and equipment                                          3,509           13,740
                                                                  --------------    -------------
              Total deferred tax assets                                   25,995           65,887

       Deferred tax liabilities
           Accounts receivable                                          (204,872)        (511,676)
           Jobs in Progress                                                    -          (14,117)
           Other                                                               -           (1,527)
                                                                  --------------    -------------
              Total deferred tax liabilities                            (204,872)        (527,320)
                                                                  --------------    -------------
       Net deferred tax liability                                 $     (178,877)   $    (461,433)
                                                                  ==============    =============

     Deferred tax assets and liabilities included in the
       balance sheets are as follows at December 31, 2003 and 2002:
                                                                       2003              2002
                                                                  --------------    -------------
       Net current deferred tax liability                         $     (182,386)   $    (475,173)
       Net long-term asset                                                 3,509           13,740
                                                                  --------------    -------------
       Net deferred tax liability                                 $     (178,877)   $    (461,433)
                                                                  ==============    =============

     The components of income tax expense for the years ended December 31, 2003 and 2002 are as follows:

                                                      2003             2002
                                                --------------    -------------
       Federal:
           Current                              $      420,996    $     472,241
           Deferred                                   (282,556)        (271,005)
                                                --------------    -------------
                                                       138,440          201,236

       State                                            41,831           48,892
                                                --------------    -------------
       Total                                    $      180,271    $     250,128
                                                ==============    =============

     The effective income tax rate for the years ended December 31, 2003 and 2002 varied from the statutory rate due to the following:

                                                     2003             2002
                                                    ------            -----
       Income tax expense at statutory rate          34.0%            34.0%
       State taxes, net of federal benefit            2.9              4.9
       Nondeductible expenses                         1.9              2.4
       Revisions to prior year estimates               -              (3.0)
       Other                                          0.5               -
                                                    ------            -----
                                                     39.3%            38.3%
                                                    ======            ======
NOTE G - LEASES

     The Company leases one of its office facilities from the president and majority shareholder of the Company. The facility is leased on a month-to-month basis, and has been classified as an operating lease. Total rent expense associated with this lease was $56,400 for the years ended December 31, 2003 and 2002.

     The Company also leased a house from the president and majority shareholder. The house provides lodging for out-of-town employees and contractors in lieu of the Company incurring hotel and other travel related charges. The lease began in April 1999 and continued on a month-to-month basis through May 2002. Total rent expense associated with this lease was $3,500 for the year ended December 31, 2002.

     The Company leases other office facilities under noncancellable leases expiring through August 2008. The future minimum lease payments are as follows:

              Years ending
              December 31,

                  2004          116,250
                  2005           57,900
                  2006           54,000
                  2007           54,000
                  2008           30,500
                                -------
                             $  312,650

     Total rent expense was approximately $123,914 and $129,663 in 2003 and 2002, respectively.

NOTE H - EMPLOYEE PROFIT SHARING PLAN

     The Company offers a profit sharing plan, Microwave Transmission Systems, Inc. Profit Sharing Plan ("Plan"), which covers all employees of the Company who have attained age 18 and six months of service with the Company as of the semi-annual Plan entrance dates. The Company makes non-matching contributions at the discretion of the Plan's trustees. Employees' profit sharing accounts are fully vested after seven years. In accordance with the Plan provisions, the Company covers all costs associated with the administration of the Plan. Employer discretionary contributions for the years ended December 31, 2003 and 2002 were $559,361 and $176,189, respectively.

NOTE I - RELATED PARTY TRANSACTIONS

     As discussed in Note 7, the Company leases real estate from the president and majority shareholder of the Company.

NOTE J - BUSINESS AND CREDIT CONCENTRATIONS

     During the year ended December 31, 2003, sales to six customers comprised 13.7%, 13.7%, 9.4%, 7.3%, 6.7% and 6.4%, respectively, of total revenue.
     During the year ended December 31, 2002, sales to two customers comprised 36% and 11%, respectively, of total revenue.

     At December 31, 2003, four customers accounted for 38% of accounts receivable. At December 31, 2002, one customer accounted for 38% of accounts receivable.

NOTE K - STOCK OPTIONS

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

     Additional information regarding stock option activity follows:

                                                                   Weighted
                                                                    Average
                                                 Number of         Price per     Exercise Price
                                                  Shares             Share          per Share
                                                -----------        ---------     --------------
     Outstanding at January 1, 2002                 515,000          $1.32            $1.32

     Granted                                           -               -                 -
     Canceled/Forfeited                                -               -                 -
                                                    -------
     Outstanding at January 1, 2003                 515,000          $1.32            $1.32

     Granted                                           -               -                 -
     Canceled/Forfeited                              85,000          $1.32            $1.32
                                                    -------
     Outstanding at January 1, 2004                 430,000          $1.32            $1.32
                                                    =======
     Exercisable at December 31, 2002               257,500
                                                    =======
     Exercisable at December 31, 2003               327,500
                                                    =======

     At December 31, 2003, the weighted average remaining contractual life of all options was 7.9 years.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Microwave Transmission Systems, Inc.

Date:    June 2, 2004               /s/ P. David Spurlin
                                    --------------------------
                                    P. David Spurlin, President

                                    /s/ D. Susan King
                                    --------------------------
                                    D. Susan King, Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:          June 2, 2004                     /s/ P. David Spurlin
                                                --------------------------
                                                P. David Spurlin,Director


Date:           June 2, 2004                     /s/ D. Susan King
                                               --------------------------
                                                D. Susan King, Director


Date           June 2, 2004                     /s/ Mike Sutton
                                               --------------------------
                                                Mike Sutton, Director


Date           June 2, 2004                    /s/ Dan Lassiter
                                               --------------------------
                                                Dan Lassiter, Director