Form 10QSB
period 2004-03-31
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2004-06-30
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of May 1, 2004: 11,828,880

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


              Microwave Transmission Systems, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                     (Unaudited)
                                                                                     March  31,       December 31,
                                                                                        2004              2003
                                                                                    -------------    --------------

CURRENT ASSETS
   Accounts receivable - trade, net of allowance for doubtful accounts
        of $46,490 at March 31, 2004 and December 31, 2003, respectively            $   5,182,567    $    4,648,160
   Unbilled receivables                                                                   390,967           584,173
   Jobs in progress                                                                       946,790         1,065,139
   Inventories                                                                            688,092           678,125
   Prepaid expenses and other current assets                                              231,288           399,226
   Refundable income taxes                                                                  2,567             2,567
                                                                                      -----------       -----------

                  Total current assets                                                  7,442,271         7,377,390

PROPERTY AND EQUIPMENT                                                                  6,583,762         6,582,308
   Less accumulated depreciation and amortization                                      (2,687,591)       (2,534,173)
                                                                                       ----------       ----------

                  Net property and equipment                                            3,896,171         4,048,135

OTHER ASSETS
   Goodwill                                                                             5,082,183         5,082,183
   Deferred income taxes                                                                    3,509             3,509
   Other assets                                                                            34,234            34,054
                                                                                      -----------       -----------

                  Total other assets                                                    5,119,926         5,119,746
                                                                                      -----------       -----------

                  Total assets                                                      $  16,458,368    $   16,545,271
                                                                                     ============       ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

              Microwave Transmission Systems, Inc. and Subsidiaries

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                     (Unaudited)
                                                                                     March  31,       December 31,
                                                                                        2004              2003
                                                                                    -------------    --------------

CURRENT LIABILITIES
   Line of credit                                                                   $   2,470,115    $    2,061,359
   Cash overdraft                                                                           6,687           295,569
   Current portion of long-term debt                                                      520,042           693,654
   Accounts payable                                                                       624,315         1,038,498
   Accrued liabilities                                                                  1,084,029           809,400
   Deferred revenue                                                                       275,206           755,468
   Income taxes payable                                                                   670,703           454,011
   Deferred income taxes                                                                  182,386           182,386
                                                                                      -----------       -----------

                  Total current liabilities                                             5,833,483         6,290,345

LONG-TERM DEBT, LESS CURRENT PORTION                                                    1,932,125         1,912,214

COMMITMENTS AND CONTINGENCIES                                                                -                 -

SHAREHOLDERS' EQUITY
   Preferred stock, $0.001 par value; 10,000,000 shares authorized; none
        issued or outstanding                                                                -                 -
   Common stock $0.001 par value; 40,000,000 shares authorized; 11,828,880
        shares issued and outstanding                                                      11,829            11,829
   Additional paid-in capital                                                           4,773,525         4,773,525
   Retained earnings                                                                    3,907,406         3,557,358
                                                                                      -----------       -----------

                  Total shareholders' equity                                            8,692,760         8,342,712
                                                                                      -----------       -----------

                  Total liabilities and shareholders' equity                        $  16,458,368    $   16,545,271
                                                                                      ===========       ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              Microwave Transmission Systems, Inc. and Subsidiaries



                        CONSOLIDATED STATEMENTS OF INCOME


                                                                                              (Unaudited)
                                                                                     Three months ended March 31,
                                                                                          2004            2003
                                                                                    -------------    --------------

Net sales                                                                           $   6,863,672    $    4,181,732
Cost of sales                                                                           4,525,004         2,769,730
                                                                                      -----------       -----------

                  Gross profit                                                          2,338,668         1,412,002

Operating expenses                                                                      1,717,125         1,502,204
                                                                                      -----------       -----------

                  Operating income (loss)                                                 621,543           (90,202)

Interest expense                                                                           59,425            59,165
                                                                                      -----------       -----------

                  Income (loss) before income taxes                                       562,118          (149,367)

Income tax provision (benefit)                                                            212,070           (55,863)
                                                                                      -----------       -----------

                  NET INCOME (LOSS)                                                 $     350,048    $      (93,504)
                                                                                      ===========       ===========

Net income (loss) per common share - basic and diluted                              $        0.03    $       (0.01)
                                                                                      ===========       ==========

Weighted average number of common shares outstanding
   Basic                                                                               11,828,880        11,828,880
                                                                                       ==========        ==========

   Diluted                                                                             11,828,880        11,828,880
                                                                                       ==========        ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

              Microwave Transmission Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              (Unaudited)
                                                                                     Three months ended March 31,
                                                                                          2004             2003
                                                                                    -------------    --------------
Cash flows from operating activities
   Net income (loss)                                                                $     350,048    $      (93,504)
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization                                                    155,433           192,327
         Loss (gain) on disposal or sale of property and equipment                         (2,015)           (7,500)
         Provision for doubtful accounts                                                     -               14,266
     Changes in operating assets and liabilities:
       Accounts receivable - trade                                                       (534,407)         (482,676)
       Unbilled receivables                                                               193,206          (162,801)
       Jobs in progress                                                                   118,349           (50,823)
       Inventories                                                                         (9,967)          (30,200)
       Prepaid expenses and other current assets                                          167,938             7,907
       Other assets                                                                          (180)            -
       Cash overdraft                                                                    (288,882)            -
       Accounts payable                                                                  (414,183)           24,129
       Accrued liabilities                                                                274,629           (28,954)
       Deferred revenue                                                                  (480,262)          (25,446)
       Income taxes payable                                                               216,692           (55,863)
                                                                                      -----------       -----------

                  Cash flows used in operating activities:                               (253,601)         (699,138)

Cash flows from investing activities

   Purchases of property and equipment                                                     (1,454)         (430,915)

Cash flows from financing activities

   Proceeds from line of credit, net                                                      408,756           506,548
   Proceeds from long-term debt                                                            56,665           304,000
   Repayment of long-term debt                                                           (186,547)         (140,492)
   Proceeds from (payments on )note payable to shareholder                                (23,819)          380,000
                                                                                      -----------       -----------

                  Cash flows provided by financing activities                             255,055         1,050,056

Net decrease in cash and cash equivalents                                                    -              (79,997)
                                                                                      -----------       -----------

Cash and cash equivalents, beginning of period                                               -               94,262
                                                                                      -----------       -----------
Cash and cash equivalents, end of period                                            $        -       $       14,265
                                                                                      ===========       ===========

Supplemental disclosures of cash flow information:

   Cash paid for interest                                                           $      59,425    $       59,165
                                                                                      ===========       ===========
   Cash paid for income taxes                                                       $        -       $         -
                                                                                      ===========       ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

NOTE 1.  BASIS OF PRESENTATION

The interim consolidated financial statements included herein have been prepared by Microwave Transmission Systems, Inc. ("MTSI") or ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the accompanying interim consolidated financial statements reflect all adjustments that are necessary for a fair presentation of the Company's financial position, results of operations and cash flows for such periods. All such adjustments are of a normal recurring nature. It is recommended that these interim consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003. Results of operations for interim periods are not necessarily indicative of results that may be expected for any other interim periods or the full fiscal year.

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

At March 31, 2004 and 2003, outstanding options to acquire 349,375 and 289,688, respectively, common shares have been excluded from the diluted computation because the effect would have been anti-dilutive.

NOTE 3.  STOCK BASED COMPENSATION

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the options's vesting periods. Pro forma information for the three months ended March 31, 2004 and 2003 is as follows:


                                                                                  March 31,
                                                                           2004              2003
                                                                       -------------    -------------

   Net income (loss) applicable to common stockholders:
     As reported                                                       $     350,048    $     (93,504)
       Deduct: total stock-based compensation under
         fair value based method for all awards, net of
         related tax expense                                                 (20,654)         (27,617)
                                                                         -----------      -----------
     Pro forma                                                         $     329,394    $    (121,121)
                                                                         -----------      -----------

Net income (loss) loss per share:
     As reported - basic and diluted                                   $         0.03   $      (0.01)
                                                                         ============     ==========
     Pro forma - basic and diluted                                     $         0.03   $      (0.01)
                                                                         ============     ==========


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

NOTE 5. SUBSEQUENT EVENT

In the second quarter of 2004 the Company closed its California operations because competitive pressures did not permit the Company to price its services to provide sufficient margin. Further, the Company closed its fabrication facility purchased in 2002 because the Company could obtain these services more cheaply through contracting with external vendors. The Company has entered into an agreement to sell the property which is anticipated to close in July 2004. The sales price on the property is $750,000 and is expected to result in a gain.

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

      Beginning in November 2001 we began to expand our operations into areas of the United States where we did not have significant prior operations. This strategy was based upon the successful models of Viper and Epic. Site, which began the expansion in November 2001, is headquartered in Gallatin, Tennessee. Westcoast, formed in the summer of 2002 but with operations commencing in January 2003, is headquartered in Santa Ana California. Northeast, formed in August 2003 with operations commencing at approximately the same time, is headquartered in Mechanicstown, Ohio.

         In May 2004 we determined to close our California operations.

Results of operations

      Most of our revenues, 60% in fiscal 2003, are derived from the construction of wireless transmission and receiving facilities used by cellular and PCS telephones. Generally, fifteen percent of our revenues are derived from maintenance of those and similar facilities and another fifteen percent are derived from fabricating, grounding, painting facilities and antenna testing. Ten percent of our revenues are derived from the erection of microwave towers.

      We continue to be open to owning and operating towers used in cellular and PCS communications, but will not engage in this activity unless the financial return is attractive. We will not dedicate resources to seek actively these opportunities and will require that any investment not jeopardize operations or strategic expansion plans.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      With net income of $350,048 in the first quarter of 2004, we recovered from a loss of $93,504 in the first quarter of 2003. This return to profitability was principally driven by a 64% increase in revenue, an increase that we attribute to the general recovery of the wireless telecommunications industry that began in the late second quarter of 2003. Although our gross profit margin was essentially unchanged, approximately 34% in each quarter, our operating expenses, as a percentage of revenue was approximately 25% in 2004 compared to approximately 36% in 2003. Operating expenses continued to increase despite the decline in these expenses as a percentage of revenue largely due to inefficiencies in our start up activity in California, operations that we closed in May 2004.

Liquidity and Capital Resources

      Our operations, including vehicles required for operations, are funded through internally generated funds, borrowings for vehicles and a line of credit. Consistent with the seasonality between the fourth quarter of a calendar year and the following quarter of the ensuing year, our revenues in the first quarter of 2004 decreased $1,462,343 from the fourth quarter of 2003. Accordingly, we reduced significant portions of our current liabilities, particularly deferred revenues and accounts payable. Nonetheless, our receivables increased by $534,407 from the fourth quarter of 2003 and the first quarter of 2004 with collections slowing in the first quarter, receivables being approximately 56% of revenues in the fourth quarter of 2003 and approximately 76% of revenues in the first quarter of 2004. While our cash collected reduced payables, accrued liabilities, which often do not have to be paid for several months after they are accrued, increased $274,629 and, tax accruals increased $216,692.

      We continue to invest in property and equipment, $102,458 in the first quarter of 2004, mostly the normal replacement of existing equipment, particularly vehicles, but also some investing in equipment for new operations in California. Subsequent to the first quarter, we determined to close our California operations.

      We believe that cash flows expected to be provided by operations and availability of the line of credit will be adequate to meet and sustain moderate growth for the next twelve months. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment. However, there is no assurance that financing would be available when and if needed, or that it would be available on suitable terms.

Line of Credit

      We maintain a line of credit to manage fluctuations in cash flows. At March 31, 2004 the total borrowing capacity under our line of credit was $2,550,000, and the Company had $2,470,115 outstanding under the line of credit as of that date. We believe that cash flows provided by operations and availability of the line of credit will be adequate to meet and sustain moderate growth. Management believes that any growth that cannot be met through internal operations and existing credit facilities can be met through increasing the line of credit and additional borrowings for equipment. However, there is no assurance that financing would be available when and if needed, or that it would be available on suitable terms.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit 31 - Certification required pursuant to Section 302 of the Sarbanes Oxley Act.
         Exhibit 32 - Certification required pursuant to Section 602 of the Sarbanes Oxely Act

(b)      None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Microwave Transmission Systems, Inc.


Dated: - June 29, 2004                 By: /s/ P. David Spurlin
                                       ---------------------------------------
                                       P. David Spurlin,
                                       President

Dated: - June 29, 2004                 By: /s/ D. Susan King
                                       ---------------------------------------
                                       D. Susan King
                                       Chief Financial Officer