Form 10QSB
period 2004-06-30
MICROWAVE TRANSMISSION SYSTEMS INC
filed 2004-10-18
CIK 1110568

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2004: 11,828,880

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                                     (Unaudited)
                                                                                      June 30,        December 31,
                                                                                        2004              2003
                                                                                    -------------    --------------

CURRENT ASSETS


   Accounts receivable - trade, net of allowance for doubtful accounts
    of $46,490, at June 30, 2004 and December 31, 2003, respectively                $   3,788,601     $   4,648,160
   Unbilled receivables                                                                   416,373           584,173
   Jobs in progress                                                                       881,074         1,065,139
   Inventory                                                                              699,769           678,125
   Prepaid and other current assets                                                       299,034           399,226
   Refundable income taxes                                                                  2,567             2,567
                                                                                      -----------       -----------

                  Total current assets                                                  6,087,418         7,377,390

PROPERTY AND EQUIPMENT                                                                  6,554,612         6,582,308
   Less accumulated depreciation and amortization                                      (2,772,796)       (2,534,173)
                                                                                      -----------       -----------

                  Net property and equipment                                            3,781,816         4,048,135

OTHER ASSETS
   Goodwill                                                                             2,169,402         5,082,183
   Deferred income taxes                                                                    3,509             3,509
   Other assets                                                                            29,407            34,054
                                                                                      -----------       -----------

                  Total other assets                                                    2,202,318         5,119,746
                                                                                      -----------       -----------

                  Total assets                                                      $  12,071,552     $  16,545,271
                                                                                      ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)

                                                                                     (Unaudited)
                                                                                      June 30,        December 31,
        LIABILITIES AND SHAREHOLDERS' EQUITY                                              2004             2003
                                                                                    -------------    --------------

CURRENT LIABILITIES
   Line of credit                                                                   $   1,412,294    $    2,061,359
   Cash overdraft                                                                         420,307           295,569
   Current portion of long-term debt                                                      507,840           693,654
   Accounts payable                                                                       635,880         1,038,498
   Accrued liabilities                                                                    416,280           809,400
   Deferred revenue                                                                       348,069           755,468
   Income taxes payable                                                                   606,145           454,011
   Deferred income taxes                                                                  182,386           182,386
                                                                                      -----------       -----------

                  Total current liabilities                                             4,529,201         6,290,345

LONG-TERM LIABILITIES, LESS CURRENT PORTION                                             1,863,489         1,912,214
                                                                                      -----------       -----------

SHAREHOLDERS' EQUITY
   Preferred stock, $0.001 par value; 10,000,000 shares authorized;
        none issued or outstanding                                                              -                 -
   Common stock $0.001 par value; 40,000,000 shares authorized;
        11,828,880 shares issued and outstanding                                           11,829            11,829
   Additional paid-in capital                                                           4,773,525         4,773,525
   Retained earnings                                                                      893,508         3,557,358
                                                                                      -----------       -----------

                  Total shareholders' equity                                            5,678,862         8,342,712
                                                                                      -----------       -----------
Total liabilities and shareholders' equity                                          $  12,071,552    $   16,545,271
                                                                                      ===========       ===========




The accompanying notes are an integral part of these consolidated financial statements

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                          Three months ended June 30,              Six months ended June 30,
                                                  (Unaudited)                             (Unaudited)

                                              2004           2003                   2004                2003
                                          -----------     -----------           -------------      ------------

Net sales                                 $ 5,213,800     $ 4,700,324           $  12,077,472      $  8,882,056
Cost of sales                               3,701,169       3,163,435               8,226,173         5,933,165
                                          -----------     -----------           -------------      ------------

         Gross profit                       1,512,631       1,536,889               3,851,299         2,948,891

Operating expenses                          1,616,536       1,527,107               3,333,661         3,029,311
                                          -----------     -----------           -------------      ------------

         Operating loss                      (103,905)          9,782                 517,638           (80,420)

Goodwill impairment expense                 2,912,781            -                  2,912,781              -
Interest expense                               59,286          54,739                 118,711           113,904
                                          -----------     -----------           -------------      ------------

Loss before taxes                          (3,075,972)        (44,957)             (2,513,854)         (194,324)

Income tax provision (benefit)                (62,073)        (17,506)                149,997           (73,369)
                                          -----------     ------------          -------------      -------------

Net loss                                  $(3,013,899)    $   (27,451)          $  (2,663,851)     $   (120,955)
                                          ===========     ===========           =============      ============

Net loss per common share,
   basic and diluted                      $     (0.25)    $    (0.00)           $      (0.23)      $     (0.01)
                                          ===========     ==========            ============       ===========

Weighted average number of common
   shares outstanding

Basic and diluted                          11,828,880      11,828,880              11,828,880        11,828,880



The accompanying notes are an integral part of these consolidated financial statements

                      MICROWAVE TRANSMISSION SYSTEMS, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              Six months          Six months
                                                                                 ended               ended
                                                                             June 30, 2004       June 30, 2003
                                                                             -------------       -------------
                                                                              (Unaudited)         (Unaudited)

Cash flows from operating activities
    Net loss                                                                 $ (2,663,851)       $  (120,955)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
      Goodwill impairment expense                                               2,912,781                  -
      Depreciation and amortization                                               438,552            358,210
      Loss (gain) on disposal or sale of property and equipment                    67,122            (11,088)
      Changes in operating assets and liabilities:
        Accounts receivable - trade                                               859,559           (744,901)
        Unbilled receivables                                                      167,800            105,541
        Jobs in progress                                                          184,065           (194,374)
        Inventory                                                                 (21,644)           (46,945)
        Prepaid expenses and other assets                                         104,840            (28,913)
        Refundable income tax                                                           -             22,220
        Cash overdraft                                                            124,738                  -
        Accounts payable                                                         (402,618)           335,478
        Accrued liabilities                                                      (393,120)           (37,013)
        Deferred revenue                                                         (407,399)           (24,546)
        Income taxes payable                                                      152,134            (73,369)
                                                                             ------------        ------------

              Cash flows provided by (used in) operating activities             1,122,959           (460,655)
                                                                             ------------        -----------

Cash flows from investing activities
    Purchases of property and equipment                                          (239,355)          (468,436)
                                                                             -------------       -----------

              Cash flows used in investing activities                            (239,355)          (468,436)
                                                                              -----------        -----------

Cash flows from financing activities
    Proceeds from line of credit                                                        -            441,519
    Payments on line of credit                                                   (649,065)                 -
    Borrowings of long-term debt, net                                                   -            364,095
    Payments on long-term debt                                                   (234,539)          (293,326)
    Proceeds from note payable to shareholder                                           -            380,000
                                                                             ------------        -----------

              Cash flows provided by (used in) financing activities              (883,604)           892,288
                                                                             ------------        -----------

Net decrease in cash and cash equivalents                                               -            (36,803)

Cash and cash equivalents, beginning of period                                          -             94,262
                                                                             ------------        -----------

Cash and cash equivalents, end of period                                     $          -        $    57,459
                                                                             ============        ===========

Supplemental disclosures for cash flow information:

    Cash paid for interest                                                        118,711            113,904

    Cash paid for income taxes                                                          -                  -




The accompanying notes are an integral part of these consolidated financial statements

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

At June 30, 2004 and 2003, outstanding options to acquire 322,500 and 376,250 common shares, respectively, have been excluded from the diluted computation because the effect would have been anti-dilutive.

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

Option exercise prices are equal to the market price on the date of grant. In general, a portion of the shares under grant become exercisable after one year and remaining shares vest annually thereafter on a straight line basis over the vesting term of the option (typically five years). Options expire after ten years.

SFAS 123 requires the disclosure of pro forma net income and earnings per share information computed as if the Company had accounted for its employee stock options granted under the fair value method set forth in SFAS 123. The fair value for these options was estimated at the date of the grant using the Black-Scholes option pricing model.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized as expense over the option's vesting periods. Pro forma information for the six months ended June 30, 2004 and 2003 is as follows:

                                                                                      June30 ,
                                                                                2004             2003
                                                                           -------------     -------------

   Net loss applicable to common stockholders:
     As reported                                                           $  (2,663,851)    $    (120,955)
       Compensation expense recorded under the intrinsic value method:                 -                -
       Deduct: total stock-based compensation under
         fair value based method for all awards                                  (20,654)          (27,617)
                                                                             -----------       -----------
     Pro forma net loss                                                    $  (2,684,505)    $    (148,572)
                                                                             -----------       -----------

Net loss per share:
     As reported - basic and diluted                                       $      (0.23)     $      (0.01)
                                                                             ==========        ===========
     Pro forma - basic and diluted                                         $      (0.23)     $      (0.01)
                                                                             ==========        ===========


NOTE 4. RELATED PARTY TRANSACTION

In the first quarter of 2003, the Company purchased from the Company's President, P. David Spurlin, its corporate headquarters. The purchase price, $380,000, was determined pursuant to an appraisal by the lender which financed the purchase to the Company. Upon closing, Mr. Spurlin loaned the entire amount to the Company. The loan to Mr. Spurlin may be prepaid but matures on December 31, 2004 and bears interest, commencing April 1, 2003 at a rate equal to the prime interest rate published in the Wall Street Journal at the beginning of each calendar quarter. Interest accrues quarterly and is due at maturity. Prior to purchasing the facility, we leased it on a month-to-month basis which was classified as an operating lease. Total rent expense associated with this lease was $56,400 for the years ended December 31, 2003.

NOTE 5. CLOSURE OF FABRICATION FACILITIES

In May 2004 the Company closed its fabrication facility because the Company could obtain these services more cost effectively through contracting with external vendors. In August 2004, we closed on an agreement to sell the property for $750,000. At closing, we received approximately $225,000 in cash less closing fees and financed the balance of $525,000 with a term note. The note matures in August 2008 and has an annual interest rate of 7%. Principal is not due until maturity and interest is payable semiannually.

NOTE 6. GOING PRIVATE AND GOODWILL IMPAIRMENT

On July 8, 2004, six individuals holding more than 90% of the issued and outstanding shares of Common Stock of Microwave Transmission Systems, Inc. filed a Schedule 13E-3 with the Securities and Exchange Commission for the purpose of merging, in a short form merger, Microwave Transmission Systems, Inc. into a new entity and paying the other stockholders $0.48 per share. Following the merger, these six individuals would own the present business of Microwave Transmission Systems, Inc. which would then be privately held and owned by these six individuals.

In connection with the determination of the per share amount to be paid, a valuation of the Company was done. The valuation indicated that goodwill carried on the balance sheet at $5,082,183, was impaired. Pursuant to the provisions of statement of Financial Accounting Standards No. 142, goodwill has been written down by $2,912,781 to $2,169,402.

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

      In May 2004 we closed our California operations which were conducted under Westcoast.

Factors affecting revenues

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      For the three months ended June 30, 2004, we incurred a loss of $101,118, before impairment of goodwill amounting to $2,912,781 (see Note 6), compared to a loss of $27,451 for the same period in 2003. Although revenues were greater in the later period, $5,213,800 compared to $4,700,324, an increase of $513,476 or approximately 11%, our gross profit was essentially unchanged, $1,512,631 in the 2004 period compared to $1,536,889. The decrease in gross profit in the later period principally reflects increased expenses incurred to complete jobs contracted for in California after our California operations had been closed at the end of May 2004. We still have inefficiencies in our Site startup that adversely affects our gross margins.

      Our operating expenses increased about $90,000 or 5% to $1,616,536 in fiscal 2004 compared to $1,527,107 in fiscal 2003, largely due to expenses incurred in closing the California operations.

      Our revenue growth slowed significantly in the second quarter of 2004 when compared to the first quarter of 2004. As stated above revenues increased 11% in the second quarter of 2004 when compared to the second quarter of 2003, a decline which our management believes was industry wide and perhaps attributable to slowing of the aggressive building of infrastructure by our customers that followed after the industry slowdown in 2002 and 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      With net income, before impairment of goodwill amounting to $2,912,781 (see Note 6), of $248,930 in the first six months of 2004, we recovered from a loss of $120,955 in the first six months of 2003. This return to profitability was principally driven by a 36.0% increase in revenue, an increase that we attribute to the general recovery of the wireless telecommunications industry that began in the late second quarter of 2003. Although our gross profit margin declined in 2004, to approximately 32% compared to approximately 33% in 2003, our operating expenses, increased by approximately $300,000 due to the cost of operating and cosing our California office during the period.

LIQUIDITY AND CAPITAL RESOURCES

      Our operations are funded through internally generated funds, borrowings for vehicles and a line of credit.

Line of Credit

      We maintain a line of credit to manage fluctuations in cash flows. At June 30, 2004 the total borrowing capacity under our line of credit was $2,550,000 based on eligible accounts receivable. At the end of July, this line of credit was increased to $3,000,000. The Company had $1,412,294 and $2,061,359
outstanding under the line of credit as of June 30, 2004, and December 31, 2003, respectively. When added to the overdrafts of $420,307 and $295,569 at each of the respective periods, our indebtedness related to this facility was $1,832,601 and $2,356,928, a decline of $524,327. Our line of credit covers our cash overdrafts as they are presented to the bank so that cash overdrafts reflect checks that have been written but not presented for payment at the bank.

      Our working capital increased by about $471,000 since the beginning of fiscal 2004 primarily due to the cash provided by a decrease in accounts receivable which were used to pay down our liabilities, including the line of credit and accrued liabilities. We have made minimal investment in new equipment for the 2004 fiscal year.

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

                                          Microwave Transmission Systems, Inc.


Dated: - October 15, 2004                By: /s/ P. David Spurlin
                                         ---------------------------------------
                                         P. David Spurlin,
                                         President and Chief Executive Officer

                                         By: /s/ D. Susan King
                                         ---------------------------------------
                                         D. Susan King,
                                         Controller and
                                         Principal Accounting Officer